Form 10-Q
period 2000-06-30
INTACTA TECHNOLOGIES INC
filed 2000-08-14
CIK 1106737

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

                               or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                Commission file number 0-30467

                        ---------------

                   INTACTA TECHNOLOGIES INC.
----------------------------------------------------------------
      (Exact name registrant as specified in its charter)

            Nevada                                     58-2488071
-------------------------------              -----------------------------
(State or other jurisdiction of              (IRS Employer Identification
incorporation or organization)                            No.)

  235 Peachtree Street, N.E.
       2215 North Tower
       Atlanta, Georgia                                  30303
-------------------------------              -----------------------------
(Address of principal executive                        (Zip Code)
           offices)

                         (404) 880-9919
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes     [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,909,000 as of August 10, 2000.

                   INTACTA TECHNOLOGIES INC.

                             INDEX

PART I.  FINANCIAL INFORMATION

                                                                         Page

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets (unaudited) as of
             June 30, 2000 and December 31, 1999                           1

             Consolidated Statements of Operations (unaudited) for
             the three and six months ended June 30, 2000 and 1999         3

             Consolidated Statements of Cash Flows (unaudited) for
             the three and six months ended June 30, 2000 and 1999         4

             Notes to Consolidated Financial Statements                    5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   11

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                    12

     Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                                13


(ii)

                PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 30, 2000; the consolidated statements of operations for the three and six months ended June 30, 2000 and June 30, 1999; and the consolidated statements of cash flows for the three and six months ended June 30, 2000 and June 30, 1999 have been prepared without audit. The consolidated balance sheet as of December 31, 1999 has been examined by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1, File No. 333-30400.

In the opinion of the Company, the statements for the unaudited interim periods presented include all adjustments, which were of a normal recurring nature, necessary to present a fair statement of the results of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

                   INTACTA TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                              Jun 30,        Dec 31,
                                              2000           1999

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 2,726,400        917,400
  Accounts receivable                          75,600         31,700
  Inventories                                 225,400        278,600
  Related party and employee receivables           --         45,000
  Other                                            --         30,800
                                           ----------     ----------
Total current assets                        3,027,400      1,303,500

Property and equipment, net                   130,000        156,100

Other assets, net                             112,000        111,300
                                            ----------     ----------
                                            3,269,400      1,570,900
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

                   INTACTA TECHNOLOGIES INC.
                  CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                             Jun 30,          Dec 31,
                                             2000             1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           202,200          472,400
  Accounts payable - related parties         106,700           90,200
  Advances from shareholder                  245,000           89,000
  Accrued expenses                            15,500           77,800
  Bridge loan financing                    2,494,400               --
                                          ----------       ----------
Total current liabilities                  3,063,800          729,400
                                          ----------       ----------

Total liabilities                          3,063,800          729,400
                                          ----------       ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value;
    50,000,000 shares authorized; no
    shares issued and outstanding                 --               --
  Common stock $.0001 par value;
    100,000,000 shares authorized;
    17,909,000 and 17,909,000 shares
    issued and outstanding, respectively       1,791            1,791
  Additional paid-in capital              19,866,761       19,710,553
  Deficit                                (19,144,500)     (17,671,200)
  Unamortized stock compensation            (518,452)      (1,199,644)
                                          ----------       ----------
Total stockholders' equity                   205,600          841,500
                                          ----------       ----------
                                           3,269,400        1,570,900
                                          ==========       ==========

See accompanying notes to consolidated financial statements.

                   INTACTA TECHNOLOGIES INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Unaudited)

                               Three Months Ended       Six Months Ended
                              June 30,      June 30,   June 30,      June 30,
                               2000          1999       2000          1999


Revenues
  Products and components      111,000        20,200    251,800       65,000
  Royalties from licensing
    arrangements                43,900        12,800     56,700       12,800

  Other Revenue                325,300            --    325,300           --
                            ----------    ----------  ----------   ----------
Total revenues                 480,200        33,000     633,800       77,800
                            ----------    ----------  ----------   ----------

Operating expenses
  Cost of products and
    components                  24,300            --      96,400           --
  Research and development
   (including non-cash
   compensation expense in 2000
   and 1999 respectively for
   the three months ended June
   30 ($90,400, $90,400) and
   for the six months ended
   June 30 ($180,700, $180,700)308,200       257,800     608,600      523,300
  Sales and marketing
   (including non-cash
   compensation expense in 2000
   and 1999 respectively for
   the three months ended June
   30 ($28,200, $0) and for
   the six months ended June
   30 ($52,100, $0)            268,700        44,800     484,600       47,300
  General and administrative
   (including non-cash
   compensation expense in
   2000 and 1999 respectively
   for the three months ended
   June 30 ($225,400, $200,100)
   and for the six months ended
   June 30 ($391,200,
   $412,700)                   580,800       641,800     930,000    1,182,800
                            ----------    ----------  ----------   ----------
Total operating expenses     1,182,000       944,400   2,119,600    1,753,400
                            ----------    ----------  ----------   ----------
Loss from operations          (701,800)     (911,400) (1,485,800)  (1,675,600)
                            ----------    ----------  ----------   ----------
Other income (expense)
  Interest income               15,800        27,200      34,000       72,000
  Interest (expense)           (20,600)           --     (20,600)        (400)
                            ----------    ----------  ----------   ----------

Loss before provision for
  income taxes                (706,600)     (884,200) (1,472,400)  (1,604,000)
Provision for income taxes          --        (1,300)       (900)      (3,600)
                            ----------    ----------  ----------   ----------
Net loss                      (706,600)     (885,500) (1,473,300)  (1,607,600)
Deficit, beginning of
  period                    ==========    ==========  ==========   ==========

Basic and diluted loss
  per common share          $    (0.04)   $   (0.05)  $    (0.08) $    (0.09)
                            ==========    ==========  ==========  ==========

Basic and diluted weighted -
  average common shares
  outstanding               17,909,000    17,673,615  17,909,000   17,672,315
                            ==========    ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

                  INTACTA TECHNOLOGIES INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Unaudited)

                               Three Months Ended         Six Months Ended
                              June 30,      June 30,   June 30,     June 30,
                                2000          1999       2000         1999


Operating activities
  Net loss                     (706,600)     (885,500)(1,473,300)  (1,607,600)
  Adjustments to reconcile net
    loss to cash used in
    operating activities
      Non cash compensation
        expense                 155,700       302,900    499,700     593,400
      Depreciation and
        amortization             34,900        26,200     55,100      59,400
      Changes in operating
        assets and liabilities:
          Accounts receivable    42,500        35,500     31,900      41,100
          Inventories             8,900            --     53,200      (8,700)
          Accounts payable     (143,300)       77,200   (253,700)     18,400
          Accrued expenses       15,500            --    (62,300)         --
                              ----------    ---------- ---------- ----------
Cash (used in) operating
  activities                    (592,400)      (443,700)(1,149,400)  (904,000)
                              ----------    ---------- ---------- ----------
Investing activities
  Capital expenditures          (29,700)       (14,900)   (29,700)   (35,200)
                             ----------     ---------- ---------- ----------
Cash (used in) investing
  activities                    (29,700)       (14,900)   (29,700)   (35,200)
                             ----------     ---------- ---------- ----------

Financing activities
  Contributed capital           400,500             --    400,500         --
  Advances from shareholder          --             --    704,500         --
  Bridge loan financing       2,494,400             --  2,494,400         --
  Cost of financing             (62,800)            --    (62,800)        --
  Advance conversion           (250,000)            --   (250,000)        --
  Repayment of shareholder
    advances                    (30,000)       (20,000)  (298,500)  (280,000)
                             ----------     ---------- ---------- ----------
Cash provided by (used in)
  financing activities        2,552,100        (20,000) 2,988,100   (280,000)
                             ----------     ---------- ---------- ----------

Increase/(decrease) in cash   1,930,000       (478,600) 1,809,000 (1,219,200)
Cash, beginning of period       796,400      2,306,500    917,400  3,047,100
                             ----------     ---------- ---------- ----------
Cash, end of period          $2,726,400     $1,827,900 $2,726,400 $1,827,900
                             ==========     ==========  ========== ==========

See accompanying notes to consolidated financial statements.

                  INTACTA TECHNOLOGIES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Summary of Significant Accounting Policies

The Company

Intacta Technologies Inc. ("Intacta"), a Nevada corporation, was incorporated in October 1997.

In May 1998, Intacta acquired Intacta Delaware Inc. ("Intacta Delaware"), a Delaware corporation, and Intacta Labs Ltd. (formerly Fontech Ltd.) ("Intacta Labs").

Intacta is headquartered in Atlanta, Georgia with its research and development facilities in Beer Sheva, Israel. The Company develops and markets technologies designed to bridge enterprise communications and information management systems across digital and non-digital media. INTACTA.code(TM), the Company's flagship technology is platform transparent, and language transparent, and is designed to integrate with existing enterprise communications and information management systems requiring enhancements to security, transmission and device handling on any number of handheld platforms, including Windows CE, and Palm OS. Intacta licenses its technology to third party solution providers such as independent software developers and systems integrators, to market as a stand-alone module for seamless and transparent integration within any application.

Consolidation

The accompanying consolidated financial statements for the three and six months ended June 30, 2000 and 1999 and the year ended December 31, 1999 include the amounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with generally accepted accounting principles including Statement of Position (SOP) 97-2, Software Revenue Recognition. As such, the Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectability is probable. Appropriate reserves are considered to effectively defer revenue recognition when material amounts of inventory have not been sold through to the end user. Generally, the right of return of these products is of short duration
(90 days). No provision for estimated product returns has been necessary based on historical experience.

Maintenance and support arrangements and other post-delivery obligations are insignificant to the Company's revenues.

License revenues are recognized based on actual sales of the licensed software by the customer/licensee and therefore are not recognized as revenue until reported by the customer/licensee. This is the time at which the Company believes that revenue recognition in accordance with SOP 97-2, as described above, has occurred. Support revenue is not integral to the functionality of the licensed software and is billed and recognized as incurred.

Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, costs related to the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverabilty. To date, the Company has not had a general release of any of its new products nor has it received overall market acceptance. Therefore, the Company has not capitalized any software development costs related to its products, since the time period between technological feasibility and the general release of a market accepted product is not significant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period, if dilutive.

2.  Bridge Financing:

During the quarter ended June 30, 2000, the Company completed a bridge financing in which 25 bridge units were issued. Each bridge unit consisted of a $100,000 bridge note and bridge warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share for aggregate gross proceeds of $2,500,000. A discount for the fair value of the detachable warrants was recognized concurrent with this transaction. As part of this bridge financing, other short term debt in the amount of $250,000 was converted into 2.5 units identical to the bridge units described above.

3.  Warrants

During the quarter ended June 30, 2000, the Company issued 250,000 warrants to a third party at an exercise price of $3.50 per share for services to be rendered during 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe harbor Statement under the Private Securities Litigation Reform Act of
1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to either changes in technology or customer preferences, or to changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our company. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations.

General

We have developed our patented Intacta technology which, through its unique compression, encoding and error correction processes, provides solutions and applications that enable enterprises to bridge their communications and information management systems across digital and non-digital media.

We were organized in October 1997 to acquire two subsidiary companies of Corsa S.A. Holdings ("Corsa") that marketed and developed two related facsimile storage and retrieval products that incorporated an early version of the Intacta technology. Development and production of the facsimile products was performed in Israel by Intacta Labs Ltd. and marketing and distribution was performed in the United States by Intacta Delaware, Inc. We acquired the subsidiaries from Corsa in May 1998 in exchange for approximately 70% of our outstanding capital stock immediately after the acquisition. The acquisition was treated, for accounting purposes, as a reverse acquisition. The references to "we" and "us" refer to the operation of the entities we acquired both before and after the acquisition.

During 1997 and part of 1998 we derived substantially all of our revenues from the sale of facsimile-based products. Beginning in the latter part of 1997 and continuing into 1998 we began to wind down our production and active marketing of the facsimile-based products due to reduced profit margins and anticipated further deterioration of profit margins from increased competition and costs of marketing the products to the retail market. At that time, we initiated research and development of advanced products and software applications based on our Intacta technology. We also began, on a very limited basis, licensing the Intacta technology for integration with applications and solutions to end users. As a result, our revenues declined substantially from approximately $895,000 for 1997 to approximately $138,000 for each of 1998 and 1999, and our research and development expenses increased substantially from approximately $343,000 in 1997 to approximately $903,500 in 1998 and $1,047,400 in 1999.

In the middle of 1999, due to competitive pressures and our re-evaluation of our business model and revenue/cost projections, we determined to focus on direct marketing of our technology for licensing to large enterprise end users and third party solution providers. Three products based upon our Intacta technology were at or nearing completion at the time we shifted our focus to marketing our technology; Intacta.MobileCE Intacta.Courier, and

Intacta.Bridgeway. Intacta MobileCE and Intacta.Courier are developed software products that are marketable as a diskette or as a download file. Our limited financial and other marketing resources, however, have prevented us from engaging in a full-scale marketing campaign for these products and based upon our current business model and operating strategy we do not intend to devote any significant financial or other resources at this time to the further development or marketing of these products.

Primarily as a result of the limited financial resources and personnel available for marketing activities, we had limited licensing arrangements during the first quarter of 2000.

In April 2000, we entered into an agreement with Fujitsu Limited, of Japan, for Fujitsu to have a non-exclusive right to license a specialized application of technology to bring multi-media capabilities to newspapers. Fujitsu, in turn, licensed our technology to Yomiuri Shimbun, a Japanese newspaper with one of the world's largest daily circulations. Our agreement with Fujitsu contains limitations on their licensing rights of our technology. Customization fees received from Fujitsu have been recognized in the second quarter.

Primarily as a result of our recurring loses, our independent auditors modified their opinion on our 1999 financial statements and in the two preceding years to include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2000 as compared to the Three Months Ended June 30, 1999

Revenues:

Revenues increased by $447,200 from $33,000 in the second quarter of 1999 to $480,200 in the comparable period this year. The growth in revenues resulted from (i) sales of products and components, primarily software development testing platforms, assembled for our own testing purposes and sold to supplement our cash flows, (ii) an increase in core technology licensing income, and (iii) custom programming fees associated with a new licensing agreement for our technology.

Cost of products and components:

Cost of products and components was $24,300 for the three months ended June 30, 2000. There was no cost of products and components in the second quarter of 1999. The increase in costs during the second quarter of 2000 is a result of components consumed in the manufacture and sale of the development test platforms. There were no costs for products and components sold in 1999 as all inventories of older products had been written off in the prior year.

Research and development expenses:

Research and development expenses increased by 19.6% to $308,200 for the second quarter of 2000, up from $257,800 for the comparable period in 1999. The increase was primarily attributable to an increase in personnel as well as related office and other support facility costs. The amounts reflected as research and development expense for the second quarter of each of 1999 and 2000 include a non-cash charge to account for changes in the value of options granted to employees amounting to $90,400, respectively.

Sales and marketing expenses:

Sales and marketing expenses increased by 499.8% to $268,700 for the second quarter of 2000 as compared to $44,800 for the prior comparable period. The increase reflects our hiring of personnel together with transfers of existing personnel to this function from our administrative group, and costs for the development of marketing materials and other market research data. The amount reflected as sales and marketing expense for the three months ended June 30, 2000 includes a portion of a non-cash charge of $52,100 to account for changes in the value of options granted to certain employees.

General and administrative expenses:

General and administrative expenses decreased by 9.5% to $580,800 for the three months ended June 30, 2000 from $641,800 for the comparable period in 1999. The decrease was primarily attributable to (i) reductions in salaries and related costs for certain employees transferred to our sales and marketing department, and (ii) the proportionate reduction of non-cash charges for changes in the value of stock options to $165,900, from $212,600 for 1999 resulting from such employee transfers.

Operating Expenses:

Operating expenses for the second quarter of 2000 were $1,182,000 representing an increase of 25.2% over the comparable second quarter of 1999 of $944,400. The increase is primarily attributable to the increase in sales and marketing expenses reflecting the addition of personnel and related supporting costs in this function.

Interest income (expense):

Interest income was $15,800 for the three months ended June 30, 2000 as compared to $27,200 for the comparable 1999 period. We incurred an interest expense in the second quarter of 2000 of $20,600 resulting from the bridge financing completed in May and June, 2000. We had no comparable interest expense in the second quarter of 1999.

Net loss:

As a result of the foregoing, we experienced a net loss of $706,600 as compared to a net loss of $885,500 during the quarter ended June 30, 1999.

Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30,
1999

Revenues:

Revenues for the six months ended June 30, 2000 increased by 585.2% to $633,800 from $77,800 for the prior comparable period in 1999. The growth in revenues resulted from (i) sales of products and components, primarily software development testing platforms, assembled for our own testing purposes and sold to supplement our cash flows, (ii) an increase in technology licensing income,
(iii) custom programming fees associated with a new licensing agreement for our technology, and (iv) sales of surplus non-proprietary chips from our inventory.

Cost of products and components:

Cost of products and components for the six-months ended June 30, 2000 were $96,400. There was no cost of products and components for the comparable period in 1999 as all inventories of older products had previously been written off in our accounts. The increase in cost of products and components is attributable to purchase costs of (i) components consumed in the manufacture of the test platforms sold and (ii) surplus non-proprietary memory chips held in inventory and sold in the first quarter of 2000.

Research and development expenses:

Research and development expenses for the six months ended June 30, 2000 were $608,600, representing an increase of 16.3% from $523,300 for the comparable period in 1999. The increase was primarily attributable to an increase in personnel as well as related office and other support facility costs. The amounts reflected as research and development expenses for the six-month period in each of 1999 and 2000 include a non-cash charge of $180,700, respectively for the imputed cost of the stock option compensation granted to certain employees.

Sales and marketing expenses:

Sales and marketing expenses for the six months ended June 30, 2000 were $484,600, as compared to $47,300 in 1999. The increase in sales and marketing expenses is attributable to the transfer of personnel from our administration function and the hiring of new personnel, and for costs for the development of marketing materials and other market research. In addition, the amount reflected as sales and marketing expenses for the six months ended June 30, 2000 includes a non-cash charge of $52,100 for changes in the value of options granted to certain employees as part of their compensation this year. No similar charge was required in the prior year.

General and administrative expenses:

General and administrative expenses for the six-month period ended June 30, 2000 decreased to $930,000 from $1,182,800 for the comparable period in 1999. The decrease of 21.4% is primarily attributable to the decrease in salaries and related costs for certain employees transferred to our sales and marketing department, and to the reduction of non-cash stock option charges to $391,200 for the six months ended June 30, 2000 from $412,700 in 1999.

Operating Expenses:

Operating expenses for the six months ended June 30, 2000 were $2,119,600, representing an increase of 20.9% from $1,753,400 for the comparable period in 1999. The increase is primarily due to increased sales and marketing expenses reflecting the addition of personnel in this function coupled with higher costs of products and components and higher research and development function costs.

Interest income (expense):

Interest income for the six months ended June 30, 2000 was $34,000, as compared to $72,000 in the 1999 period. Interest expense for the six months was $20,600, resulting from the bridge financing completed in June 2000, as compared to interest expense in 1999 of only $400.

Net loss:

As a result of the foregoing, net loss for the six months ended June 30, 2000 was $1,473,300, as compared to a net loss in the prior comparable period of 1999 of $1,607,600.

Liquidity and Capital Resources:

Since inception, we have financed our capital requirements primarily through the private sale of our capital stock to various parties and advances from Valor Invest Limited ("Valor"), an affiliate of our President and Chief Executive Officer, a portion of which was subsequently converted into equity, and from cash acquired in connection with the acquisition of our subsidiaries from Corsa. At December 31, 1999, we had working capital of $574,100. At June 30, 2000, primarily as a result of short-term indebtedness resulting from a bridge financing completed in the past quarter, we had a working capital deficit of $36,400.

Cash used in operating activities for the six months ended June 30, 2000 was $1,149,400, consisting primarily of our net loss and a decrease in accounts payable of approximately $253,700 and accrued expenses of approximately $62,300 and partially offset by $499,700 of non-cash compensation expenses. Cash used in investing activities was $29,700 and cash provided by financing activities was $2,988,100 primarily resulting from the proceeds of the bridge financing of $2,494,400 (including conversion of a portion of unpaid advances by Valor) and approximately $704,500 of advances from Valor.

Cash used in operating activities for the six months ended June 30, 1999 was $904,000, consisting primarily of our net loss and an increase in accounts receivable of $41,100 and partially offset by $593,400 of non-cash compensation expenses. Cash used in investing activities was $35,200 and cash used in financing activities was $280,000, consisting entirely of repayment of prior advances by Valor.

As a consequence of our net loss and capital expenditures this year, our cash at the beginning of the period of approximately $917,000 was substantially depleted, and the additional advances from Valor and the bridge financing have served to supplement our cash shortfall and to provide the present cash on hand of $2,726,400.

In May and June 2000, we completed a bridge financing in which we issued 25 Bridge Units, each Bridge Unit consisting of a $100,000 principal amount Bridge Note and Bridge Warrants to purchase 25,000 shares of our common stock at an exercise price of $3.50 per share, for aggregate gross proceeds of $2,500,000.

At December 31, 1999, an aggregate of $89,000 of advances from Valor remained outstanding. During the six months ended June 30, 2000, Valor had advanced to us an additional $704,500 on a non interest-bearing basis. We repaid
$298,500 against this indebtedness during this period, such that our net indebtedness to Valor prior to the bridge financing was $495,000. As part of the bridge financing, Valor agreed to convert $250,000 of the outstanding indebtedness into 2.5 Valor Units identical to the Bridge Units offered by us in the bridge financing. Valor also agreed to subordinate the balance of the $245,000 of indebtedness to repayment of the Bridge Notes.

We currently are not generating sufficient revenues from operations to fund our operating activities and we are dependent upon additional financing from external sources. We are currently seeking additional sources of financing. We cannot assure you, however, that any additional sources of financing will be available to us when needed, on commercially reasonable terms or at all.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable

PART II. - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May and June 2000, we completed a $2,500,000 private placement (the "Bridge Financing") of 25 units (the "Bridge Units"), each Bridge Unit consisting of (i) an unsecured promissory note in the principal amount of $100,000, bearing interest at the rate of 12% per annum (the "Bridge Notes"), and (ii) warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share (the "Bridge Warrants"). Harmonic Research, Inc. acted as the placement agent ("Placement Agent") of the Bridge Financing. After reimbursement to the Placement Agent of $20,000 of expenses and the payment of other offering expenses of approximately $30,000, we received net proceeds of approximately $2,450,000 from the sale of the Bridge Units. In connection with the Bridge Financing, Valor converted $250,000 of the debt owed to it into 2.5 units, comprised of an unsecured promissory note and warrants identical to the Bridge Notes and Bridge Units (the "Valor Units"). The sale of the Bridge Units and the issuance of the Valor Units pursuant to the conversion by Valor of the $250,000 of debt owed to it, was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

        (a)  Exhibits

               27.1 Financial Data Schedule

        (b)  Reports on Form 8-K

            (i) The Company filed a Form 8-K dated May 31, 2000 related to a press release by the Company announcing the first closing of the bBridge financing for 16.75 units at a price of $100,000 per unit, providing the Company with gross proceeds of $1,675,000.

            (ii) The Company filed a Form 8-K dated June 15, 2000 related to a press release by the Company announcing a subsequent closing of the bridge financing for an additional 8.25 units at a price of $100,000 per unit, providing the Company with additional gross proceeds of $825,000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

                                   Intacta Technologies Inc.
                                   (Registrant)

                                   By:  /s/ Altaf Nazerali
                                        ----------------------
                                        Altaf Nazerali
                                        President

                                   By:  /s/ Ross Wilmot
                                        ----------------------
                                        Ross Wilmot
                                        Chief Financial Officer