Form 10-Q
period 2000-09-30
INTACTA TECHNOLOGIES INC
filed 2000-11-14
CIK 1106737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
  (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

0-30467
(Commission File Number)
_______________

INTACTA TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________

Nevada	58-2488071
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

235 Peachtree Street, N.E. 2215 North Tower, Atlanta, GA	30303
(Address of Principal Executive Offices)	(Zip Code)

(404) 880-9919
(Registrant's Telephone Number, Including Area Code)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]       No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Shares Outstanding
Class	November 8, 2000

Common stock, no par value	20,329,224

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets
	as of September 30, 2000 (unaudited) and December 31, 1999	1

	Consolidated Statements of Operations (unaudited)
	for the three and nine month periods ended September 30, 2000 and 1999	3

	Consolidated Statements of Cash Flows (unaudited)
	for the three and nine month periods ended September 30, 2000 and 1999	4

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

	PART II - OTHER INFORMATION

Item 2.	Changes in Securities	15

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

ii

PART I. - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2000; the consolidated statements of operations for the three and nine months ended September 30, 2000 and September 30, 1999; and the consolidated statements of cash flows for the three and nine months ended September 30, 2000 and September 30, 1999 have been prepared without audit. The consolidated balance sheet as of December 31, 1999 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1, File No. 333-30400.

In the opinion of the Company, the statements for the unaudited interim periods presented included all adjustments which were of a normal recurring nature necessary to present a fair statement of the financial condition and results of operations of such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

INTACTA TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2000 (unaudited)	Dec 31, 1999

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,711,900	$917,400
Accounts receivable	107,200	31,700
Inventories	225,400	278,600
Related party and employee receivables	--	45,000
Other	77,900	30,800

Total current assets	2,122,400	1,303,500

Property and equipment, net	119,000	156,100

Other assets, net	122,900	111,300

	$2,364,300	$1,570,900

See accompanying notes to consolidated financial statements

INTACTA TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS

	Sep 30, 2000 (unaudited)	Dec 31, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bridge loan financing	$2,701,500	$--
Accounts payable	207,300	472,400
Accounts payable - related parties	140,300	90,200
Advances from shareholder	245,000	89,000
Accrued expenses	91,200	77,800

Total current liabilities	3,385,300	729,400

Total liabilities	3,385,300	729,400

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,909,000 and 17,909,000 shares issued and outstanding, respectively	1,791	1,791
Additional paid-in capital	20,128,865	19,710,553
Deficit	(20,677,600)	(17,671,200)
Unamortized stock compensation	(474,056)	(1,199,644)

Total stockholders' equity	(1,021,000)	841,500

	$2,364,300	$1,570,900

See accompanying notes to consolidated financial statements

INTACTA TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Revenues
Products and components	$32,500	$38,500	$284,300	$103,500
Royalties from licensing arrangements	24,400	--	81,100	12,800
Consulting fee revenue	4,000	--	329,300	--

Total revenues	60,900	38,500	694,700	116,300

Operating expenses
Cost of products and components	16,800	--	113,200	--
Research and development (including non-cash compensation expense in 2000 and 1999, respectively for the three months ended September 30 ($90,400, $90,400) and for the nine months ended September 30 ($271,200, $271,200)	320,600	366,000	929,200	889,300
Sales and marketing (including non-cash compensation expense in 2000 and 1999, respectively for the three months ended September 30 ($9,700, $0) and for the nine months ended September 30 ($61,800, $0)	360,000	33,800	844,600	81,100
General and administrative (including non-cash compensation expense in 2000 and 1999, respectively for the three months ended September 30 ($143,200, $232,200) and for the nine months ended September 30 ($534,500, $644,800)	637,300	606,800	1,567,300	1,789,600

Total operating expenses	1,334,700	1,006,600	3,454,300	2,760,000

Loss from operations	(1,273,800)	(968,100)	(2,759,600)	(2,643,700)

Other income (expense)
Interest income	23,500	16,500	57,500	88,500
Interest (expense)	(282,800)	(7,900)	(303,400)	(8,300)

Loss before provision for income taxes	(1,533,100)	(959,500)	(3,005,500)	(2,563,500)
Provision for income taxes	--	3,000	900	6,600

Net loss	$(1,533,100)	$(962,500)	$(3,006,400)	$(2,570,100)

- Basic and diluted loss per common share	$(0.09)	$(0.05)	$(0.17)	$(0.14)

- Basic and diluted weighted - average common shares outstanding	17,909,000	17,673,615	17,909,000	17,752,077

See accompanying notes to consolidated financial statements

INTACTA TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)
	Three Months Ended		Nine Months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Operating activities:
Net loss	(1,533,100)	(962,500)	(3,006,400)	(2,570,100)
Adjustments to reconcile net loss to cash used in operating activities
Non-cash compensation expense	243,300	322,600	867,500	916,000
Depreciation and amortization	232,200	14,400	287,300	73,800
Changes in operating assets and liabilities:
Accounts receivable	(46,500)	(12,800)	(77,600)	28,300
Inventories	--	--	53,200	(8,700)
Accounts payable	38,900	241,600	(214,800)	260,000
Accrued expenses	75,700	--	13,400	--

Cash (used in) operating activities	(989,500)	(396,700)	(2,077,400)	(1,300,700)

Investing activities
Capital expenditures	(25,000)	12,500	(54,700)	(22,700)

Cash provided by (used in) investing activities	(25,000)	12,500	(54,700)	(22,700)

Financing activities
Common stock	--	--	--	--
Advances from shareholder	--	--	704,500	--
Bridge loan financing	--	--	2,770,600	--
Advance conversion	--	--	(250,000)	--
Repayment of shareholder advances	--	--	(298,500)	(280,000)

Cash provided by (used in) financing activities	--	--	2,926,600	(280,000

Increase/(decrease) in cash	(1,014,500)	(384,200)	794,500	(1,603,400)
Cash, beginning of period	2,726,400	1,827,900	917,400	3,047,100

Cash, end of period	$1,711,900	$1,443,700	$1,711,900	$1,443,700

See accompanying notes to consolidated financial statements

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

Intacta is headquartered in Atlanta, Georgia with its research and development facilities in Beer Sheva, Israel. The Company develops and markets technologies designed to bridge enterprise communications and information management systems across digital and non-digital media. INTACTA.code™, the Company's flagship technology, is platform independent, language transparent, and is designed to integrate with existing enterprise communications and information management systems requiring enhancements to secure transmission and device handling on any number of handheld platforms, including Windows CE and Palm OS. Intacta licenses its technology to third party solution providers such as independent software developers and systems integrators, to market as a stand-alone module for seamless and transparent integration within any application.

Consolidation

The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 (unaudited) and the year ended December 31, 1999 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Maintenance and technical support arrangements and other post-delivery obligations are insignificant to the Company's revenues.

License revenues are recognized based on actual sales of the licensed software by the customer/licensee and therefore are not recognized as revenue until reported by the customer/licensee. This is the time at which the Company believes that revenue recognition in accordance with SOP 97-2, as described above, has occurred. Technical support revenue is not integral to the functionality of the licensed software and is billed and recognized as incurred.

Revenues for consulting services are recognized as the services are performed, as performance patterns are considered discernible.

Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs related to the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not had a general release of any of its new products nor has it received overall market acceptance. Therefore, the Company has not capitalized any software development costs related to its products, since the time period between technological feasibility and the general release of a market accepted product is not significant.

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

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Summary of Significant Accounting Policies, Cont'd

Loss Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and potentially dilutive common shares outstanding during the period, if dilutive. As a result of net losses incurred for the periods presented, potentially dilutive common shares were anti-dilutive and, accordingly, were excluded from the computation of loss per share.

2.     Bridge Financing

During the quarter ended June 30, 2000, the Company completed a bridge financing in which 25 bridge units were issued. Each unit consisted of a $100,000 bridge note and warrant to purchase 25,000 shares of common stock at an exercise price of $3.50 per share. Aggregate gross proceeds were $2,500,000. A discount of $276,000 for the fair value of the detachable warrants was recognized concurrent with this transaction. As part of this transasction, other short term debt in the amount of $250,000 was exchanged for 2.5 units.

3.     Warrants:

During the quarter ended June 30, 2000, the Company issued an aggregate of 250,000 warrants to a third party and its designees, which are exercisable at a price of $3.50 per share for services to be rendered during 2000.

4.     Private Placement Offering:

Subsequent to September 30, 2000, we completed a private placement of approximately 2,333,310 Units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $3.50 per share resulting in proceeds of $7 million. Approximately $2.5 million of the gross proceeds resulted from an exchange by the holders of Bridge Notes (discussed above) of the principal amount of their notes into Units in the private placement. The securities sold in the offering have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe harbor Statement under the Private Securities Litigation Reform Act of 1995:

Statements in this Quarterly Report which are not historical fact, including those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, our failure to respond adequately to changes in technology or customer preferences, or changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our company. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations.

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

In the middle of 1999, due to competitive pressures and our re-evaluation of our business model and revenue/cost projections, we determined to focus on direct marketing of our technology for licensing to large enterprise end users and third party solution providers. Three products based upon our Intacta technology were at or nearing completion at the time we shifted our focus to marketing our technology; Intacta.MobileCE, Intacta.Courier, and Intacta.Bridgeway. Intacta MobileCE and Intacta.Courier are developed software products that are marketable as a diskette or as a download file. Our limited financial and other marketing resources, however, have prevented us from engaging in a full-scale marketing campaign for these products and based upon our current business model and operating strategy we do not intend to devote any significant financial or other resources at this time to the further development or marketing of these products.

Primarily as a result of the limited financial resources and personnel available for marketing activities, we had limited revenues from licensing arrangements during the first quarter of 2000.

In April 2000, we entered into a licensing agreement with Fujitsu Ltd., of Japan, for a specialized application of Intacta.Code™ to bring multi-media capabilities to newspapers in Japan. Fujitsu, in turn, licensed our technology to the Yomiuri Shimbun, one of the world's largest daily circulation newspapers. Our agreement with Fujitsu contains limitations on their use of Intacta.Code™, but provides for further agreements with them expanding our initial licensing arrangement. Customization fees received from Fujitsu have been recognized in the second quarter of 2000.

Primarily as a result of our recurring losses, our independent auditors' opinion on our 1999 financial statements and the two preceding years includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2000 as compared to the Three Months Ended September 30, 1999

Revenues:

Revenues increased by $22,400 from $38,500 in the third quarter of 1999 to $60,900 in the comparable period this year. The increase in revenues resulted primarily from revenues generated by our licensing of the core technology.

Cost of products and components:

Cost of products and components was $16,800 for the three months ended September 30, 2000. There was no cost of products and components in the third quarter of 1999, as all inventories of older products had been written off in the prior year. The costs incurred in the third quarter of 2000 are a result of components consumed in the manufacture and sale of development test platforms.

Research and development expenses:

Research and development expenses decreased by $45,400 or 12.4% to $320,600 for the third quarter of 2000, as compared to $366,000 for the comparable period in 1999. The decrease was attributable to lower costs for materials used in research functions. The amounts reflected as research and development expense for the third quarter of each of 1999 and 2000 include a non-cash charge to account for the value of options previously granted below fair market value as compensation to employees and consultants, amounting to $90,400 in each quarter, respectively.

Sales and marketing expenses:

Sales and marketing expenses increased 965% to $360,000 for the third quarter of 2000 as compared to $33,800 for the prior comparable period. The increase is attributable to our hiring of personnel together with transfers of existing personnel from our administrative group to this function as well as costs for the development of marketing materials and other market research data

General and administrative expenses:

General and administrative expenses increased by 5% to $637,300 for the three months ended September 30, 2000 from $606,800 for the comparable period in 1999. The increase was primarily attributable to higher professional fees relating to the company's registration and reporting requirement and higher corporate and shareholder relations costs.

Operating Expenses:

Operating expenses for the third quarter of 2000 were $1,334,700 representing an increase of 33 per cent over the comparable third quarter of 1999 of $1,006,600. The increase is primarily attributable to the higher sales and marketing costs due to new staff, and higher general and administrative costs resulting from the higher professional fees, and corporate and shareholder relations costs.

Interest income (expense):

We earned interest income of $23,500 for the three months ended September 30, 2000 as compared to $16,500 for the comparable 1999 period. We incurred interest expense in the third quarter of 2000 of $282,800 resulting from the bridge financing completed in June, 2000, as compared to $7,900 in the third quarter of 1999.

Net loss:

As a result of the foregoing, we experienced a net loss of $1,533,100 or $.09 per share as compared to a net loss of $962,500 or $.05 per share during the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 as compared to the Nine Months Ended September 30, 1999

Revenues:

Revenues for the nine months ended September 30, 2000 increased by 497% to $694,700 from $116,300 for the comparable period in 1999. The increase was attributable to (i) consulting fees of apprixomately $325,300 earned in the second quarter relating to custom programming, (ii) sales of products and components, primarily software development test platforms and surplus memory chip inventory and (iii) an increase in core technology licensing income. By comparison, for the comparable period in 1999, product sales included only sales of discontinued products.

Cost of products and components:

Cost of products and components for the nine months ended September 30, 2000 were $113,200. There were no costs of products and components for the comparable period in 1999 as all inventories of older products had previously been written off in our accounts. The cost incurred during this period is attributable to (i) purchase costs of components consumed in the manufacture of the test platforms sold and (ii) sales of surplus non-proprietary computer processing chips held in inventory and sold in the first quarter of 2000.

Research and development expenses:

Research and development expenses for the nine months ended September 30, 2000 were $929,200, representing an increase of approximately 4%, up from $889,300 for the comparable period in 1999. The increase was attributable to an increase in material costs consumed in operations, as well as an increase in personnel and related office and other support facility costs. The costs reflected as research and development expenses for the nine-month period in each of 2000 and 1999 include a non-cash charge of $271,200, to account for options previously granted below fair market value as compensation to employees and consultants.

Sales and marketing expenses:

Sales and marketing expenses for the nine months ended September 30, 2000 increased approximatley 941% to $844,600, from $81,100 in 1999. The increase is attributable to (i) increased salaries and related costs resulting from the transfer of personnel from administration and the hiring of new personnel, (ii) costs for the development of marketing materials and other market research, and (iii) a non-cash charge of $61,800 to account for options previously granted below fair market value as compensation to employees and consultants. No similar charge was required in the prior year.

General and administrative expenses:

General and administrative expenses for the nine-month period ended September 30, 2000 decreased approximately 12% to $1,567,300 from $1,789,600 for the comparable period in 1999. The decrease is primarily attributable to the decrease in salaries and related costs for certain employees transferred to our sales and marketing function, and to the reduction of the non-cash stock option charge to $441,500 for the nine months ended September 30, 2000 from $644,800 for the comparable period in 1999.

Operating expenses:

Operating expenses for the nine months ended September 30, 2000 were $3,454,300, representing an increase of approximately 25% from $2,760,000 for the prior comparable period. The increase is primarily attributable to the increase in sales and marketing expenses.

Interest income (expense):

Interest income for the nine months ended September 30, 2000 was $57,500, as compared to $88,500 in the 1999 period. Interest expense for the nine months ended September 30, 2000 was $303,400, resulting from the bridge financing completed in June 2000, as compared to interest expense in 1999 of only $8,300.

Net loss:

As a result of the foregoing, our net loss for the nine months ended September 30, 2000 was $3,006,400 or $.17 per share, as compared to a net loss in the prior comparable period of 1999 of $2,570,100 or $.14 per share.

Liquidity and Capital Resources:

Since inception, we have financed our capital requirements primarily through the private sale of our capital stock to various parties and advances from Valor, an affiliate of our President and Chief Executive Officer, a majority of which was subsequently converted into equity, and from cash acquired in connection with the acquisition of our subsidiaries from Corsa. As a result of a bridge financing we completed in the second quarter of 2000, we had cash and cash equivalents of $1,711,900 at September 30, 2000 but a working capital deficit of $1,265,300, primarily as a result of short term indebtedness relating to the bridge loan financing in June 2000.

Cash used in operating activities for the nine months ended September 30, 2000 was $2,077,400, consisting primarily of our net loss, a decrease in accounts payable of approximately $214,800, partially offset by $867,500 of non-cash compensation expenses. Cash used in investing activities was $54,700 and cash provided by financing activities was $2,926,600 primarily resulting from the proceeds of the bridge financing of approximately $2,770,600 (including conversion of a portion of unpaid advances by Valor) and approximately $704,500 of additional advances from Valor.

Cash used in operating activities for the nine months ended September 30, 1999 was $1,300,700, consisting primarily of our net loss offset to a significant degree by $916,000 of non-cash compensation expenses and an increase in accounts payable of $260,000. Cash used in financing activities was $22,700 and cash used in investing activities was $280,000, consisting entirely of the repayment of prior advances by Valor.

As a consequence primarily of our net loss and capital expenditures this year, our cash at the beginning of this year of approximately $917,000 has been substantially depleted. The additional advances from Valor and the Bridge Financing have served to offset our cash shortfall and to provide the present cash on hand of $1,711,900.

In May and June 2000, we completed the Bridge Financing in which we issued 25 Bridge Units, each Bridge Unit consisting of a $100,000 principal amount Bridge Note and Bridge Warrants to purchase 25,000 shares of our common stock at an exercise price of $3.50 per share, for aggregate gross proceeds of $2,500,000.

At December 31, 1999, an aggregate of $89,000 of advances from Valor to us remained outstanding. Through the first half of 2000, Valor had advanced to us an additional $704,500 on a non interest-bearing basis. We repaid $298,500 against this indebtedness during this period, such that our net indebtedness to Valor prior to the Bridge Financing was $495,000. As part of the Bridge Financing, Valor agreed to convert $250,000 of the outstanding indebtedness into 2.5 Valor Units identical to the Bridge Units offered by us in our Bridge Financing. Valor also agreed to subordinate the balance of the $245,000 of its advances to repayment of the Bridge Notes.

Subsequent to September 30, 2000, we completed a private placement of approximately 2,333,310 Units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $3.50 per share resulting in proceeds of $7 million. The gross proceeds included substantial conversion of the outstanding bridge notes Units in the private placement. We currently estimate that the proceeds from this placement, together with cash we anticipate from operations and our existing cash and cash equivalents on hand, will be sufficient to fund operations and capital requirements through the end of 2001.

We currently are not generating sufficient revenue from operations to fund our operating activities and we may be dependent in the future upon additional financing from external sources. To the extent that the proceeds from our private placement are expended sooner than we anticipated or due to changes or inaccuracies in our assumptions or unanticipated changes in economic conditions or other unforseen circumstances, we may be required to seek additional financing. We have no current arrangements with respect to, or potential sources of, additional financing. Furthermore, we cannot assure you that additional financing will be available to us when needed or on commercially reasonable terms or at all.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 6.     EXHIBITS AND REPORTS FILED ON FORM 8-K

           (a)     Exhibits

                           27.1     Financial Data Schedule

           (b)     Reports on Form 8-K

                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

Dated: November 14, 2000

Intacta Technologies Inc.
(Registrant)

By:     /s/ Altaf Nazerali
          Altaf Nazerali
          President

By:     /s/ Ross Wilmot
          Ross Wilmot
          Chief Financial Officer