Form 10-K
period 2000-12-31
INTACTA TECHNOLOGIES INC
filed 2001-04-02
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number :_0-30467___
INTACTA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	58-2488071

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

945 East Paces Ferry Road NE Suite 1445 Atlanta, Georgia	30326

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 404-880-9919

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

(None)	(None)

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES X     NO___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on March 15, 2001 was $8,211,302.

     As of March 15, 2001, the registrant had 20,345,924 shares of Common Stock outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement to filed with the Securities and Exchange Commission by April 30, 2001 are incorporated by reference into Part III.

PART I

Item 1.   Business

      The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report which are not historical fact, including, but not limited to, those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, our failure to respond adequately to changes in technology or customer preferences, or changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our operations. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations. The words "believe", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

     We are a developer and marketer of software products based on our patented technology that, through its unique combination of compression, encoding and error correction processes, transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE™ which is language transparent and platform independent. We believe that our technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media, by providing the secure bi-directional transmission and subsequent recovery and storage of data.

Industry

     Today's computer-based business environment has accelerated the transition from the historical paper-based business model to a digital model, allowing enterprises to manage, authenticate, archive and transmit data electronically. Enterprises are beginning to recognize the range of applications and cost savings associated with implementing digital communications and information management systems.

     Despite the transition of business and consumers to a computer-based environment, paper-based documentation continues to grow. According to Jeffries and Company Inc., the average amount of paper generated by corporations continues to grow at 25% annually. Moreover, the Journal of Accounting estimates that the costs to businesses for the distribution, storage and processing of paper-based documents is approximately $100 billion annually. Few existing applications enable enterprises to maintain data accurately and securely in either digital or paper format. Moreover, difficulties in exchanging data between digital and paper formats are leading enterprises to seek solutions that would allow them to more effectively and efficiently manage the production, distribution and storage of data.

     In addition, the increasingly widespread use of mobile and wireless communications, including the Internet, enables enterprises to collaborate, interact, access information and conduct business transactions on a broadened basis. The market for wireless communication services is rapidly growing. U.S. Bancorp Piper Jaffray estimates that the wireless data application segment of this industry is expected to grow to $54 billion in revenues by 2004. According to the Yankee Group, the "corporate extension" segment of the wireless communication market is expected to account for approximately 30% of the total market share of the wireless data application industry by 2003. New mobile computing devices such as personal digital assistants, including Palm OS and Windows CE based handheld devices, Internet appliances, and smart phones extend traditional enterprise tiers for maintaining and communicating data from centrally located mainframe computers and servers to remote devices via wireless systems. However, extending intra-enterprise applications utilizing wireless technologies increases network complexity and exposes enterprises to potential loss of or unauthorized access to confidential or sensitive information. Consequently, enterprises are expected to become increasingly reliant on cross platform solutions and applications that enable them to manage and distribute information in a cost-effective, secure manner over wireless networks to any mobile or wireless device.

     Software application developers are currently in the process of developing a broad range of horizontal software applications within the enterprise mobile computing framework, including:

  database applications which provide software solutions for data and content on an enterprise's server database;

  client/server applications which provide software solutions for mobile computing applications with mobile computing devices; and

  Intranet/Internet and e-commerce applications that provide software solutions requiring secure data transmissions.

     We believe that the flexibility and scalability of our technology provides the building blocks for creating a range of solutions to address enterprise communication and information management problems in the digital communications environment.

Products

     We currently have available on our website an application of our technology called INTACTA.CODE Reader that users can access to decode INTACTA.CODE utilized in our marketing materials. This application was recently used in connection with the United States Presidential Inauguration Program and Guide Books and has been pre-installed by one of our customers on 1,000,000 personal computers. - See "Existing Customers".

  INTACTA.CODE Reader is capable of decoding color images, text and hyperlinks (in HTML format) stored in INTACTA.CODE in either digital or non-digital formats. The software application is offered free of charge as a marketing tool to expand recognition of our products.

     We have recently released a suite of software products called INTACTA.CODE Software Developer Kits, or SDK's, which are designed to provide rapid integration of our technology into existing legacy enterprise systems as well as assist application developers in creating or extending software and firmware solutions for requiring the secure compression of data for management and transmission across any medium regardless of platform, device or location.

     These software products may be downloaded from our website and certain other participating websites that have entered into exclusive arrangements with us to provide for the online purchase and distribution of our products. Support for these software products is also provided from our website.

  INTACTA.CODE SDK Trial Version is currently only available for Windows platforms and allows application developers to experience the INTACTA.CODE process by facilitating testing, benchmarking and prototyping of 1KB data files for encoding and decoding. This SDK is free of charge and is used as a promotional tool to educate software application developers with respect to the benefits of our technology.

  INTACTA.CODE SDK Developer's Edition is supportable on platforms such as Windows 9x, 2000 and NT, Windows CE, Palm OS and MAC and allows application developers to integrate the INTACTA.CODE encoding and compression engines to process 10KB data files. The fee for this product is approximately $500.

  INTACTA.CODE SDK Plus Edition is supportable on the same platforms as the Developer's Edition, plus JAVA and UNIX platforms and allows developers to integrate the INTACTA.CODE encoding and compression engines to process 10KB data files. The fee for this product is approximately $2,500.

  INTACTA.CODE SDK Enterprise Edition is a custom development services package, geared directly to the enterprise, designed to provide custom access to INTACTA.CODE encoding and decoding engines. This software supports data and image read and write capabilities using comparison, authentication and encryption in digital or print media. Digital form includes support for all platforms, unlimited data size and custom encryption. The initial fee for this product is approximately $25,000, together with a royalty fee to be negotiated on a per contract basis, based upon transaction usage measurements such as amount of data processed, amount of transactions processed, or number of installed licenses or sites utilizing our software.

     In addition, we are in the process of developing an INTACTA.CODE micro browser SDK, which we anticipate making available for commercial distribution on our website and certain participating websites for download by the middle of 2001. We anticipate that this SDK product will be capable of encoding and decoding color images, text and hyperlinks (in HTML format) stored as INTACTA.CODE to facilitate access to applications on mobile computing devices.

     We believe that the marketing of our INTACTA.CODE SDK's will enable us to:

  generate a low maintenance revenue stream;

  introduce our technology into the marketplace for enterprise-based applications solutions;

  create a reference base of SDK enabled applications and solutions for further promotion and marketing; and,

  create a reference base of application developers that have utilized our SDKs for further end-user feedback and assistance with large custom integration projects.

INTACTA.CODE Technology

Our patented technology involves two processes; compression and encoding. A compression engine utilizing binary compression technology compresses binary files comprised of text, graphics, audio, or video. An encoding engine encodes the compressed file into a two-dimensional graphical grid, which we call INTACTA.CODE.

     The encoding engine simultaneously embeds a proprietary error correction algorithm in the INTACTA.CODE to aid in the accurate recovery of the content and format of the original digital file, as well as security features to protect against unauthorized access or use of the INTACTA.CODE. The resulting INTACTA.CODE is a secure, damage resistant graphical representation of the original digital file, which may be maintained or transmitted in digital format or transferred to paper format for storage and/or facsimile transmission. The key features of our technology are:

  Compression. The compression capability of our technology decreases the amount of bandwidth required to transmit data, and the amount of space required to store data. The recipient of a compressed and encoded file may then restore the data to its original format for further review and/or editing.

  Security. The security features of our technology enable users to protect information contained within INTACTA.CODE. The security features include the ability to restrict access to particular users only, and the ability to verify the sender and content of an INTACTA.CODE file containing sensitive information. Protection can also be layered so that a reader would require a separate and distinct password to access successive layers of information.

  Error Correction. Our technology offers a robust error correction process, which maintains the integrity of the content and format of the original compressed data in the event of degradation to the medium over which the data is being transmitted. The user can choose the level of error correction required depending on the reliability of the medium being used to transmit or store the data.

  Transmission and Restoration of Data In Any Form. Our technology enables the encoding and transmission of data from any form, including paper based or digitally stored forms, and across diverse operating platforms, such as PDA's and other mobile computing devices, personal computers, mainframes, servers and databases. With our technology, the recipient of the transmission can decode the data without further manipulation, translation or reconfiguration of the content or format.

Benefits Provided by INTACTA.CODE Technology

     We believe that our technology provides the following benefits with respect to secure and accurate digital communications and comprehensive information management:

  improved performance of wireless communications and utility of mobile computing devices and software such as personal digital assistants, notebook and palm-size computers and smart cellular phones by enhancing their ability to receive, store and transmit data;

  protection of sensitive business documents from unauthorized access or use through security features, including encoding, authentication and registration;

  enhanced hardware products and software applications of an enterprise's existing communication and information management systems at a cost that is much less than a conversion to a new system but with similar functionality; and, reduction of bandwidth required for storage and transmission of data allowing enterprises to transmit the information in a faster, more cost-effective manner, and requires less space in both digital and paper-based media for the storage and archiving of documents.

Strategy

     We intend to aggressively market our software products and technology directly to software application developers as well as through strategic relationships with third party solution providers and distributors, independent software vendors and original equipment manufacturers with established distribution channels and with reputations for marketing or integrating value added technology such as ours. In order to implement our strategy, we intend to:

  establish the integration value of our software products and technology with software developers for integration in various enterprise based horizontal applications such as mobile computing, Intranet/Internet and e-commerce, customer relationship management and supply chain management;

  identify vertical markets such as publishing, healthcare, telecommunications and financial services which require applications incorporating our software products and technology or for which our technology may be adapted or enhanced;

  establish strategic relationships with third party solution providers; and

  customize our technology as stand-alone modules or for incorporation into hardware or software applications to provide for solutions for large enterprises.

     Software developers. Worldwide there are millions of software application developers categorized by "developer communities" that develop application software for operating systems such as Microsoft Windows and Windows CE, Palm OS, UNIX, Macintosh and JAVA. Our INTACTA.CODE SDK products are targeted at developers within these communities. In order to more effectively reach these developers we have developed e-marketing and e-commerce capabilities for our website to advertise, promote, launch and sell our SDK's and related technology.

     Third Party Solution Providers Third party solution providers such as application service providers and systems integrators as well as independent software vendors and original equipment manufacturers have the ability to integrate value-added technology such as ours. Through strategic relationships with these entities, we intend to directly market and distribute or bundle our technology as a value added service with other software or hardware products to be sold or licensed to end-users.

     Large Enterprises. A number of large enterprises rely upon internal resources for systems integration and product development with respect to information management and communications. We intend to market our software products and technology as an enhancement to an enterprise's legacy hardware and software products by more efficient means than conversion to a new system.

Marketing

     Our marketing efforts are directed at promoting our software products and technology, creating market awareness and generating leads through print and website advertising campaigns and promotional activities at industry trade shows, events and conferences. Our target markets for marketing and promoting our software products and technology are:

Mobile Computing

     A key component of our marketing plan is to establish key industry alliances and aggressively market our software products and technology, as solutions for wireless communications and e-commerce in the area of mobile computing. Mobile computing enables enterprises, application service providers and Internet service providers to effectively and efficiently distribute data to and from any mobile computing device, such as personal digital assistants (PDA's), laptop computers, and smart phones, in any location. According to Forester Research, the number of mobile computing device users is expected to rise to 35% within the next year. International Data Corp., a market research company, expects 18.9 million mobile computing devices to be shipped worldwide in 2003, predicts that by the end of 2002 virtually all wireless phones, the most popular access devices, will be pre-loaded with mini browsers and will be Internet enabled, and that by 2004 annual sales of Internet-ready wireless phones are expected to surpass $1 billion.

     We believe that the following characteristics of our technology make it an important component in developing applications for this market:

  the ability to unify paper and digital environments across any medium;

  the compression and security features are ideal for securing data on wireless devices; and

  the technology's flexibility and scalability is well suited for the global enterprise.

Security Software

     The security software industry is highly fragmented and rapidly evolving, marked by a substantial number of companies developing core competencies in their chosen security segments, and start-ups and small niche companies seeking to introduce advanced security products. We believe that the security features of our technology make it attractive for enhancing existing security products or for integrating with advanced products in development. International Data Corp. predicts that by 2003, revenues from the software security industry will approach approximately $8.3 billion.

 Media and Publishing

     As a result of technological advances related to the Internet, advertising considerations, globalized communications and information sources and changing consumer preferences, newspapers and magazines today face the need to implement structural changes in content and format.

     We believe that our technology is uniquely positioned to capture significant market share and revenue in this market because of its ability to bridge online content with the print medium. We believe that our technology can enable newspapers and magazines to:

  transmit data and information from remote sources in a secure, accurate and efficient manner, improving timeliness of reporting and reducing operating costs;

  integrate with the Internet through the seamless conversion of data, using INTACTA.CODE, between digital and paper format; and

  enhance marketing capabilities for advertisers through the ability to print, in INTACTA.CODE, audio, graphics, text and video data to supplement traditional printed advertisements.

     Yomiuri Shimbun, a Japanese newspaper with one of the largest daily circulations in the world, is the first newspaper to utilize applications incorporating our technology. As a result, we have received a number of inquiries worldwide with respect to additional opportunities in this market. We intend to aggressively expand our marketing efforts in this market. See "Existing Customers."

Strategic Relationships

     We have established non-financial relationships with several solution providers and software developers in an effort to increase awareness of our technology. While these relationships do not generate revenues at this time, management believes that they are critical in establishing recognition of our technology. These relationships include:

  IBM Corporation. We are an active member in IBM's PartnerWorld for Developers, which is a marketing and enablement program designed to create new market opportunities and provide e-business solutions encompassing the entire portfolio of IBM products and technologies. The purpose of the relationship is to enable the sharing of information with respect to the development of advanced technologies.

  Compaq Computer Corporation. We are a member of Compaq Solutions Alliance, a worldwide partnering program for independent software vendors, consultants, systems integrators and service providers to develop applications for all Compaq platforms. Our technology is made available to the extent applications utilizing our technology are being developed. As part of this arrangement we have secure remote access to a variety of Compaq systems and to Compaq's solutions development centers.

  Microsoft Corporation. We are a certified Microsoft developer under the Microsoft Solution Provider program that allows independent companies to team with Microsoft to solve business challenges for organizations of all sizes. As a certified developer we can be called upon to provide software based solutions on Microsoft operating systems such as Windows NT and Windows CE.

  EnPartner, LLC. In December 2000, we entered into a partnership with EnPartner, an e-services company of Primus Software Corporation, whereby EnPartner may utilize our technology for building applications and solutions for integration into e-commerce and mobile computing solutions for Fortune 1000 Companies.

  Secureworks, Inc. In February 2001, we entered into a joint development alliance with Secureworks, Inc., to combine our INTACTA.CODE technology with Secureworks' SEAL technology to develop a solution for enabling safe and reliable data transmission for mobile computing devices across a range of applications.

Licensing

     We have recently released a suite of software products called INTACTA.CODE Software Developer Kits, or SDKs, which are designed to provide rapid integration of our technology into existing legacy enterprise systems as well as assist application developers in creating or extending software and firmware solutions requiring the secure compression of data for management and transmission across any medium regardless of platform, device or location.

     Our INTACTA.CODE SDK Developer's and Plus Editions are marketed to application developers for a one-time, upfront licensing fee. Our INTACTA.CODE SDK - Enterprise Edition is marketed directly to large enterprises for an initial fee of approximately $25,000 together with royalty fees to be negotiated on a per contract basis, based upon transaction usage measurements.

     During 2000, we entered into licensing arrangements for our technology with two large enterprises, enabling such enterprises to further license or utilize the compression and security features of our technology in their communications and information management operations.

Our goal is to enter into additional licensing agreements for our technology with large enterprises that utilize internal resources for systems integration and development, and with third party solution providers such as application service providers, independent software vendors and original equipment manufacturers that can market our technology as a module or incorporate or embed our technology into hardware and/or software applications for sale to end users. We anticipate our licensing arrangements will include an up-front payment by the enterprise or solution provider for configuration and installation services, as well as continuing license fees which would entitle the customer to software updates.

Existing Customers

     In July 1999, we entered into a non-exclusive license agreement with DataLode Inc. to license a software product based upon INTACTA.CODE. DataLode provides warranty registration services to Hewlett Packard and others for products in Europe and North America and utilizes our product to eliminate manual data entry and the need for optical character recognition. This is anticipated to significantly lower DataLode's cost, assure 100% data accuracy and increase the overall efficiency of its operations. We began to generate revenues from this agreement in the fourth quarter of 2000.

     In April 2000, we entered into an agreement with Systems Nakashima Co., Ltd. pursuant to which we have granted Fujitsu Limited a non-exclusive right to license our technology to a certain number of newspapers in Japan. Fujitsu Limited is, among other things, a developer of advanced technologies for electronics and telecommunications and is one of the largest providers of electronic equipment to the print industry in Japan. Fujitsu licenses applications incorporating INTACTA.CODE to Yomiuri Shimbun, a daily newspaper published in Japan with one of the largest daily circulations in the world, which will allow its readers to receive multimedia content as part of their paper. We first recognized consulting revenues from this agreement in the second quarter of 2000, which accounted for 46% of our revenues for fiscal 2000.

     Beginning in December 2000, Fujitsu made our technology available on their website to provide encoding and decoding services to their users, as part of a test program through the end of March, 2001.

     In February 2001, Fujitsu pre-installed our INTACTA.CODE Reader in approximately 1,000,000 newly manufactured personal computers.

     In September 2000 we entered into an agreement to license INTACTA.CODE to Intertek Testing International Ltd., a worldwide products testing inspection and certification company, to enable Intertek to create secure electronic certificates which may be e-mailed or downloaded to a paper based format and subsequently scanned back into electronic format. We believe that these solutions are particularly useful in the import/export industry on account of the fact that results of inspections or assessments of shipments may be encoded, filed electronically and added to the certificates.

     Our communications software was selected by NTT Electronics Corporation, a subsidiary of Nippon Telegraph and Telephone Corporation of Japan, for use with NTT Electronics Corporation's new mobile communications technology, RZ SSB, a digitally-enhanced narrow band radio communications system that delivers transmission of data, telephone, facsimile, and video under mobile conditions. While we are currently in negotiations with respect to a prospective licensing arrangement with NTT Electronics Corporation we are uncertain as to the timing for completing such negotiations. We have not generated revenues to date from this relationship.

     During fiscal 2000, we sold discontinued hardware products to two Israeli companies. Sales of the discontinued hardware products to these customers accounted for 30% and 13% of our revenues, respectively.

Research and Development

     Research and development efforts, which are conducted at our Israel subsidiary, include demonstrations and feasibility tests of our software products and technology for prospective customers and customizing or configuring our technology to a customer's specific application or product. Our research and development group works closely with representatives of prospective customers in order to assure optimal performance of our technology for the customer's specific application or product.

     We intend to engage in further research efforts to refine and enhance our technology and develop additional software products based on our technology for commercial marketing and distribution. We have established and are in the process of expanding research and development capabilities at our headquarters in the United States in order to perform certain feasibility testing of potential applications and non-complex adaptation of our technology, as well as to provide a liaison between our existing and prospective clients and our research and development team in Israel.

 Inventory and Distribution

     Our software products and technology are securely maintained on our computer servers and may be distributed through our website and certain participating websites in an electronic format. We do not engage in any manufacturing or product packaging nor do we maintain physical inventory of our software products. Licensees receive our software product or technology and related documentation through a download sequence directly to their computer from our website.

Competition

     The markets for digital communication and data management are characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. Our software products and technology compete with technologies, products and applications developed and marketed by a number of well established companies that have substantially greater financial, technical, personnel and other resources than we do and have established reputations for success in the development, licensing and sale of their products and technology. Certain of these competitors are industry leaders with the financial resources necessary to withstand substantial price competition or downturns in the market for computing products and technologies. To the extent that other companies develop functionally equivalent or superior products or technologies to INTACTA.CODE, our technology could become obsolete or less marketable. Our ability to compete, therefore, will depend on our ability to successfully market and continually enhance our software products and technology.

Intellectual Property

     Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of patent, copyright and trademark registrations and trade secrets and non-disclosure agreements to establish and maintain our intellectual property rights. We hold patents in the United States, Israel, Europe, Australia and South Africa related to our technology.

     As part of our operating procedures, we generally enter into confidentiality and nondisclosure agreements with each of our key employees and consultants and limit access to and distribution of our technology and related documentation and information. Our confidentiality and non-disclosure agreements include provisions with regard to our maintaining ownership of technological developments.

     Notwithstanding the precautions we take, third parties may copy or obtain and use information that we regard as proprietary without our authorization or independently develop technologies similar or superior to our technology. Other parties may breach confidentiality agreements and other protective contracts we have entered into. We may not become aware of, or have adequate remedies, in the event a breach or unauthorized use occurs. Policing unauthorized use of our technology is difficult, particularly because the global nature of the electronic communications market makes it difficult to control the final destination or security of software or other data transmissions. Furthermore, the laws of other jurisdictions may afford little or no protection of our intellectual property rights. Our business, financial condition and operating results could be adversely affected if we are unable to protect our intellectual property rights.

     Although we are not aware of any claim made to date, there is a risk that our technology infringes upon the proprietary rights of third parties. In addition, whether or not our technology infringes on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our technology or seek licenses for these intellectual property rights. We may not be able to modify our technology or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

Product Liability

     Technology as complex as ours may contain undetected errors or defects when first introduced or when new versions are released. Despite our testing efforts and testing by current and potential customers, our technology and any future enhancements may not be free from errors after commercial shipments have begun. The occurrence of errors or defects could result in adverse publicity, delay in technology introduction, diversion of development resources, loss or delay in market acceptance, increased service and warranty costs and customer claims.

     We do not maintain any product liability insurance. Consequently, a successful claim against us for product liability could have a material adverse effect.

Segment Information

     See Note 12 of Notes to Consolidated Financial Statements included in this report after Part IV.

Employees

     As of March 15, 2001, we employed a total of 29 employees. Of such employees, 27 are full-time and two are part-time employees, including 16 in research and development, five in marketing and sales and eight in administration. None of our employees are represented by a union, or covered by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.  Facilities

     Our principal administrative and marketing facilities are located in Atlanta, Georgia and consist of approximately 4,000 square feet of office space, pursuant to a lease that expires in February 2006. Our principal research and development facility is located in Beer Sheva, Israel and consists of approximately 2,300 square feet, pursuant to a lease that expires in July 2005. We believe that our current administrative, marketing and research facilities are adequate for our planned future operations.

Item 3.  Legal Proceedings

     We are not currently a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "ITAC" since August 19, 1999. From May 28, 1998 to August 19, 1999, our common stock was quoted on the OTC Bulletin Board under the symbol "ZFAX." The following table shows the high and low bid prices of our common stock as reported by the OTC Bulletin Board for the years ended December 31, 1999 and 2000:
	High Bid	Low Bid
1999
First Quarter	4.47	3.81
Second Quarter	4.19	3.00
Third Quarter	3.80	1.88
Fourth Quarter	3.44	1.75
2000
First Quarter	6.25	2.25
Second Quarter	4.88	2.38
Third Quarter	4.31	4.00
Fourth Quarter	3.75	.78

     The OTC Bulletin Board is a more limited trading market than the Nasdaq SmallCap or Nasdaq National Markets, and timely, accurate quotations of the price of our common stock may not always be available. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume. Additionally, the foregoing quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual retail transaction prices.

     As of March 15, 2001 there were 80 record owners of our common stock. We believe that there are many beneficial owners of our common stock whose shares are held in "street name".

     We have never declared and do not anticipate declaring or paying any dividends on our common stock in the near future. We intend to retain future earnings, if any, which may be generated from our operations to finance our future operations and any possible expansion efforts. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our board of directors in its discretion deems relevant.

Recent Sales of Unregistered Securities

     In May and June 2000, we issued 25 bridge units for aggregate gross proceeds of $2,500,000 (the "Bridge Financing"). Each bridge unit was comprised of (i) a 12% senior promissory note in the principal amount of $100,000 and (ii) 25,000 warrants, each to purchase one share of our common stock at a price of $3.50 per share. In connection with the sale of bridge units, we issued to Harmonic Research, Inc., the placement agent for such offering, 250,000 warrants each to purchase one share of our common stock at $3.50 per share as consideration for its services and for performing other consulting services for us. In connection with the Bridge Financing, an affiliate entity converted an aggregate of $250,000 of debt owed by us into 2.5 units similar in all respects to the bridge units issued in the Bridge Financing.

     In October 2000, we issued an aggregate of 2,333,310 private placement units for aggregate gross proceeds of $7,000,000, ("The Private Placement"). Each private placement unit was comprised of (i) one share of our common stock, and (ii) one warrant to purchase one share of our common stock at a price of $3.50 per share. In connection with the Private Placement we issued an aggregate of 86,914 units, similar in all respects to the private placement units, to certain persons and entities as an "In-Kind" commission for their participation in the placement of the offering. Approximately $2,500,000 of the gross proceeds received in the private placement represented the conversion of the principal and accrued interest of outstanding promissory notes included in the bridge units by certain of the holders thereof. A portion of the proceeds of the private placement were used to repay the principal and accrued interest on outstanding promissory notes included in the bridge units that were not converted into units in the private placement.

     In connection with the foregoing transactions, we relied on the exemption from registration requirements under the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) and Regulation D, each as provided by under the Securities Act.

     As of December 31, 1999 we had granted to our directors, officers, employees and consultants, pursuant to our 1998 Stock Option Plan, an aggregate of 1,375,000 options to purchase our common stock at exercise prices ranging from $1.50 to $4.00 per share. During the year ended December 31, 2000 we granted an aggregate of 96,800 options, also under our 1998 Stock Option Plan, to an employee and a consultant at exercise prices ranging from $2.00 to $4.00 per share. In connection with the foregoing transactions, we relied on the exemption from registration requirements under the Securities Act provided by Section 2(a)(3) or 4(2) of the Securities Act.

Item 6.  Selected Financial Data

     The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes to such financial statements included in and made part of this report. We have derived the balance sheet data and statement of operations data at and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 from our audited consolidated financial statements.

Statement of Operations Data:
Year Ended December 31,

1996	1997	1998	1999	2000

Revenues	$1,019,600	$894,900	$137,800	$137,400	$794,500
Operating expenses:
Cost of products and components	514,300	357,500	336,300	90,500	308,600
Research and development	331,900	343,200	903,500	1,047,400	1,241,900
Sales and marketing	526,800	297,000	113,100	113,200	1,182,100
General and administrative	1,605,200	1,353,100	1,699,400	2,619,800	2,306,500

Total operating expenses	2,978,200	2,350,800	3,052,300	3,870,900	5,039,100

Loss from operations	(1,958,400)	(1,455,900)	(2,914,500)	(3,733,500)	(4,244,600)
Interest income (expense)	(578,700)	(755,300)	(210,000)	95,300	(298,900)
Taxes and other	7,300	11,500	(21,300)	20,600	(7,700)

Net loss	$(2,529,800)	$(2,199,700)	$(3,145,800)	$(3,617,600)	$(4,551,200)

Basic and diluted net loss per common share	$(.22)	$(.19)	$(.19)	$(.20)	$(.25)

Basic and diluted weighted average Common Stock outstanding	11,486,000	11,486,000	16,701,583	17,791,630	18,483,179

Balance Sheet Data:
December 31,

1996	1997	1998	1999	2000

Cash and cash equivalents	$58,000	$169,100	$3,047,000	$917,400	$3,904,500
Working capital (deficit)	(5,773,200)	(9,693,400)	1,924,200	574,100	3,641,500
Total assets	545,500	1,151,800	3,760,700	1,570,900	4,260,500
Long-term obligations	2,015,900	0	0	0	0
Total stockholders' equity (deficit)	(5,677,800)	(9,407,800)	2,268,600	841,500	3,865,200

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

General

     We are a developer and marketer of software products based on our patented technology that, through its unique combination of compression, encoding and error correction processes, transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE™ which is language transparent and platform independent. We believe that our technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media, by providing the secure bi-directional transmission and subsequent recovery and storage of data.

     We were organized in October 1997 to acquire two companies that marketed and developed two related facsimile storage and retrieval products that incorporated an early version of our technology. Development and production of the facsimile products were performed in Israel by Intacta Labs Ltd, and marketing and distribution were performed in the United States by Intacta Delaware, Inc. We acquired the companies in May 1998 in exchange for approximately 70% of our outstanding capital stock immediately after the acquisition. The acquisition was treated, for accounting purposes, as a reverse acquisition. The references to "we" and "us" refer to the operation of the entities we acquired both before and after the acquisition.

     During 1997 and part of 1998 we derived substantially all of our revenues from the sale of facsimile-based products. Beginning in the latter part of 1997 and continuing into 1998 we began to wind down our production and active marketing of the facsimile-based products due to reduced profit margins and anticipated further deterioration of profit margins from increased competition and costs of marketing the products to the retail market. At that time, we initiated research and development of advanced products and software applications based on our technology. We also began, on a very limited basis, licensing our the Intacta technology for integration with applications and solutions to end-users. As a result, our revenues declined substantially from $894,900 for 1997 to $137,800 and $137,400 for each of 1998 and 1999, respectively, and our research and development expenses increased substantially from $343,200 in 1997 to $903,500 in 1998 and $1,047,400 in 1999.

     In the middle of 1999, due to competitive pressures and our re-evaluation of our business model and revenue/cost projections, we determined, except with respect to certain products that were at or near completion of development, to forego further development of early stage products based upon our technology and to focus on direct marketing of the technology for licensing to large enterprise and third party solution providers. Our limited financial and other marketing resources, however, prevented us from engaging in a full-scale marketing campaign for these products that were at or nearing completion and based upon our current business model and operating strategy we do not intend to devote any significant financial or other resources at this time to the further development or marketing of these products.

     Through the second quarter of 2000, primarily as a result of the limited financial resources and personnel available for marketing activities, we made limited progress in establishing licensing arrangements for our technology. The majority of our revenues during this time were generated primarily from a consulting arrangement and the sale of discontinued hardware products. Beginning in the second quarter of fiscal 2000, as a result of increased resources and a shift of personnel to marketing activities, we entered into two licensing arrangements with third party enterprises for our technology. For the year ended December 31, 2000, licensing fees accounted for approximately 12% of our revenues.

     In March 2001, we launched a suite of INTACTA.CODE Software Development Kits, or SDK's, making our technology available to software developers for integration into both existing and new applications requiring features that provide for the secure transmission and storage of compressed data across various platforms and operating devices. We anticipate that the licensing of SDK's to software developers will create an additional revenue stream to our technology licensing arrangements with large enterprises and third-party solution providers such as systems integrators, independent software vendors and original equipment manufacturers.

     Our independent auditors have included an explanatory paragraph in their report on our financial statements for each of the three years in the period ended December 31, 2000, stating that recurring losses from operations and an accumulated deficit at December 31, 2000 of $22,222,400 raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

     Revenues. Our revenues increased by $657,100 or 478.2% to $794,500 for the year ended December 31, 2000, from $137,400 for the year ended December 31, 1999. This increase was primarily attributable to (i) consulting fees earned in our second quarter relating to custom programming, and (ii) sales of products and components, primarily software development test platforms and surplus memory chip inventory.

     Cost of products and components. Cost of products and components was $308,600 for the year ended December 31, 2000, an increase of $218,100 or 241.0% compared to $90,500 of such costs for the year ended December 31, 1999. The increase in such costs is attributable to (i) purchase costs of components consumed in the manufacture of test platforms sold, (ii) sales of surplus non-proprietary computer processing chips held in inventory and sold in the first quarter of 2000, and (iii) a write-off of obsolete inventory related to discontinued hardware technology.

     Research and development expenses. Research and development expenses increased by $194,500 or 18.6% to $1,241,900 for the year ended December 31, 2000, from $1,047,400 for the year ended December 31, 1999. The increase was attributable to (i) an increase in material costs consumed in operations as well as an increase in personnel and related office and other support facility costs related to research and development, and (ii) an increase in non-cash charges to $361,600 for fiscal 2000 from $222,400 for 1999, such charges to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses increased by $1,068,900 or 944.3% to $1,182,100 for the year ended December 31, 2000, from $113,200 for the year ended December 31, 1999. The increase in sales and marketing expenses was primarily attributable to (i) increased salaries and related costs resulting from the hiring of new personnel in connection with our decision to renew the focus on marketing our technology, (ii) costs for the development of marketing materials and related market research, and (iii) a non-cash charge of $69,600 for fiscal 2000, such charges to account for options previously granted below fair-market value as compensation to certain employees and consultants. No similar charge was required for fiscal 1999.

     General and administrative expenses. General and administrative expenses decreased by $313,300 or $12.0% to $2,306,500 for the year ended December 31, 2000, from $2,619,800 for the year ended December 31, 1999. The decrease in general and administrative expenses was attributable to the reduction of the non-cash stock option charge to $571,500 for fiscal 2000 from $1,016,000 for the comparable period in 1999, partially offset by administrative costs associated with our bridge loan financing and private placement during 2000.

     Interest income (expense), net. Net interest expense was $(298,900) for the year ended December 31, 2000 compared to $95,300 of net interest income for the year ended December 31, 1999, primarily as a result of the short-term debt incurred in the second and third quarters of 2000 in connection with our bridge financing.

     Net loss. As a result, our net loss increased by $933,600 or 25.8 % to $4,551,200, or $(0.25) per share, for the year ended December 31, 2000, as compared to a net loss of $3,617,600, or $(0.20) per share, for the year ended December 31, 1999.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

     Revenues. Our revenues were relatively unchanged at $137,400 for the year ended December 31, 1999, compared to $137,800 for the year ended December 31, 1998. Sales of products and components decreased by 28.3% to $64,000 for the year ended December 31, 1999 compared to $89,300 for the year ended December 31, 1998. The decrease in product and component sales was primarily attributable to our discontinuing sales and marketing efforts of our two facsimile based products in the early part of fiscal 1998. This reduction was partially offset by sales of excess non-proprietary computer processing chips from our inventory. Revenues from licensing arrangements, however, increased by 51.3% to $73,400 for the year ended December 31, 1999, compared to $48,500 for the year ended December 31, 1998. This increase was attributable to increased royalties from a licensing arrangement with a software developer for our technology.

     Cost of products and components. Cost of products and components decreased by $245,800 or 73.1% to $90,500 for the year ended December 31, 1999, compared to $336,300 for the year ended December 31, 1998. This decrease was primarily attributable to reduced product costs and certain inventory write-offs resulting from our discontinuing sales of our facsimile based products in 1998.

     Research and development expenses. Research and development expenses increased by $143,900 or 15.9% to $1,047,400 for the year ended December 31, 1999, compared to $903,500 for the year ended December 31, 1998. The increase in expenses was primarily attributable to an increase in non-cash charges to $222,400 for fiscal 1999 from $129,700 for fiscal 1998 to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses remained nearly unchanged at $113,200 for the year ended December 31, 1999, compared to $113,100 for the year ended December 31, 1998. We had substantially reduced our sales and marketing staff in early 1998 in connection with our discontinuing sales of our facsimile based products and our focusing on development of new product applications for our technology. The majority of our sales and marketing costs for each of 1999 and 1998 were from third party design and marketing companies we retained to assist us in developing our business strategy and launching new products.

     General and administrative expenses. General and administrative expenses increased by $920,400 or 54.2% to $2,619,800 for the year ended December 31, 1999, compared to $1,699,400 for the year ended December 31, 1998. This increase was attributable to (i) additional salaries and costs related to an increased administrative staff; (ii) third party consulting and professional fees in connection with business strategy development and management and operation of our business; and (iii) an increased in non-cash charges to of $1,016,000 for fiscal 1999 from $632,100 for fiscal 1998 to account for stock options previously granted below fair-market value as compensation to several employees.

     Interest income (expense), net. We had net interest income of $95,300 for the year ended December 31, 1999 primarily from interest on funds received in connection with a private placement of our securities in December 1998. We had net interest expense of $(210,000) for the year ended December 31, 1998, primarily from advances by the prior parent company to the subsidiaries we acquired in May 1998, which advances were extinguished prior to our acquisition of these subsidiaries in May 1998.

    Net loss. As a result, our net loss increased by 15.0% to $3,617,600 or $(0.20) per share for the year ended December 31, 1999, compared to a net loss of $3,145,800 or $(0.19) per share for the year ended December 31, 1998.

Liquidity and Capital Resources

     Since inception, we have financed our capital requirements primarily through the private sale of our capital stock to various parties and from non interest-bearing loans from Valor Invest Limited, ("Valor"), an affiliate of our President and Chief Executive Officer, a portion of which was subsequently converted into equity, and from cash acquired in connection with the acquisition of our subsidiaries.

     At December 31, 2000 we had $3,904,500 in cash and cash equivalents compared to $917,500 at December 31, 1999. This increase is principally as a result of our private placement in October 2000 in which we received net proceeds of approximately $3,522,000. At December 31, 2000, we had working capital of $3,641,500 as compared to working capital of $574,100 at December 31, 1999.

     Cash used in operating activities for the year ended December 31, 2000 was $3,158,600, primarily consisting of our net loss and a decrease of approximately $411,000 in accounts payable, partially offset by $1,002,700 of non-cash compensation expense, and the interest accretion of common stock warrants related to our bridge financing of $276,200, and the write-off of obsolete inventory related to facsimile-based products of $222,900. Cash used in investing activities was $61,300. Cash provided by financing activities was $6,207,000 primarily as a result of net proceeds received in our Bridge Financing in May and June 2000 and our Private Placement in October 2000. As a result, we had a net increase of $2,987,100 in cash and cash equivalents during the year ended December 31, 2000.

     Cash used in operating activities for the year ended December 31, 1999 was $1,816,000, primarily consisting of our net loss, which was partially offset by $1,238,400 of non-cash compensation expense and an increase of approximately $468,800 in accounts payable. Cash used in investing activities was $33,800 and cash used in financing activities was $279,900. As a result, we had a net decrease in cash and cash equivalents of $2,129,700 during the year ended December 31, 1999.

     Cash used in operating activities for the year ended December 31, 1998 was $2,324,700 primarily consisting of our net loss, which was partially offset by non-cash compensation expense of $668,800 and the write-off of inventory and other assets related to our discontinuing sales of our facsimile-based products of $289,100. Cash provided by investing activities was $1,224,800 resulting from cash acquired in connection with the acquisition of our subsidiaries in May 1998. Cash provided by financing activities was $3,977,900 primarily as a result of net proceeds received in our private placement of securities in December 1998. As a result, we had a net increase of $2,878,000 in cash and cash equivalents during the year ended December 31, 1998.

     In April and May 1998, we sold, in two private placements, an aggregate of 150,000 shares of our Common Stock at a price of $3.00 per share, for aggregate gross proceeds of $450,000.

     In December 1998, we sold, in a private placement, 1,000,000 shares of our Common Stock at a price per share of $4.00 for gross proceeds of $4,000,000.

     From December 1997 through December 31, 1998, Valor made several non-interest bearing loans to us in the aggregate amount of $2,172,000. During the first six months of 1999, we repaid $1,131,000 of these loans. In June 1999, $952,000 of such loans was converted into 238,000 shares of our Common Stock at the rate of $4.00 per share. At December 31, 1999, a balance of $89,000 of loans from Valor remained outstanding.

     During the first half of 2000, Valor loaned an additional $704,500 to us on a non interest-bearing basis, of which $312,000 was repaid. In May 2000, Valor converted $250,000 of the unpaid balance of these loans into 2.5 units identical to the units offered by us in our Bridge Financing described immediately below. Valor also subordinated the balance of such loans to the repayment of the bridge notes. As discussed below, Valor converted the principal amount of the notes included in the units it acquired in May 2000 as well as a substantial portion of its subordinated loans into units offered in our October Private Placement.

     In May and June 2000, we completed a Bridge Financing, in which we issued 25 units, each unit consisting of a $100,000 principal amount bridge note and bridge warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share, for aggregate gross proceeds of $2,500,000.

     In October 2000, we completed a Private Placement in which we issued an aggregate of 2,333,310 units consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $3.50, for aggregate gross proceeds of $7,000,000. Approximately $2,267,000 of the gross proceeds received in the Private Placement represented the conversion of the principal and accrued interest of outstanding bridge notes by certain holders thereof into units in the Private Placement. A portion of the proceeds of the Private Placement was used to repay the principal and accrued interest on the balance of outstanding bridge notes not converted into units in the Private Placement. After deduction of cash commissions and related expenses as well as the conversion of the bridge notes, we received approximately $3,522,000 in net proceeds from the Private Placement. In connection with the Private Placement, Valor converted the principal amount of its notes into units in the Private Placement. Valor also converted a substantial portion of its subordinated loans into units in the Private Placement.

     Our capital requirements continue to be significant and we are not currently generating sufficient revenues from operations to fund our operating activities. We have incurred losses to date resulting in an accumulated deficit as of December 31, 2000 of $22,222,400 and anticipate incurring continuing losses in the future as we expand the development and marketing of our software products and technology. Based upon current estimates, we believe that cash from operations together with cash and cash equivalents will be sufficient to fund our operating activities and capital requirements for a period of approximately twelve months. Unanticipated changes in economic conditions or other unforeseen circumstances may cause us to expend our cash and cash equivalents in a shorter period of time, in which case we may be required to seek additional financing in order to fund our capital and operating activities. We do not have any current arrangements with respect to other potential sources of additional financing and we cannot assure you that additional financing will be available to us on commercially reasonable terms or at all.

Inflation

     We do not believe that inflation has had a material impact on revenues or expenses during our last three fiscal years.

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS No. 133 in a number of areas. We believe that the adoption of SFAS No. 133 will not have a material impact on our consolidated financial position or results of operations.

     The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25 (the "Interpretation") which is effective July 1, 2000. The Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the our financial statements.

     We believe that we are in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in trading market risk sensitive instruments, nor do we purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose us to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, we believe that as of December 31, 2000, we do not have exposure to foreign currency exchange risk.

Item 8.  Financial Statements and Supplementary Data

     This information appears in a separate section of this report following Part IV.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information called for herein will be presented in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001, and is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

     The information called for herein will be presented in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001, and is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for herein will be presented in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001, and is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

     The information called for herein will be presented in the Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001, and is incorporated herein by reference in response to this item.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	1. Financial Statements.
	Report of Independent Certified Public Accountants		F-2
	Consolidated Balance Sheets as of December 31, 2000 and 1999		F-3
	Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998		F-5
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998		F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998		F-7
	Notes to Consolidated Financial Statements		F-8

2. Financial Statement Schedules.

Schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto

3. Index to Exhibits
	3.1	Amendment to Articles of Incorporation of Intacta Technologies Inc. (1)
	3.2	Bylaws of Intacta Technologies Inc. (1)
	4.1	Specimen Stock Certificate (1)
	10.1	Licensing Agreement dated July 19, 1999, between registrant and DataLode Inc. (1)
	10.2	Form of Lease Agreement dated November 17, 2000, between the registrant and North Atlanta Realty Acquisition Company, Inc. (2)
	10.3	Form of Tenancy Agreement dated August 1, 2000 between Intacta Labs Ltd. and Hakirya Towers Beer Sheva Ltd. (2)
	10.4	1998 Stock Option Plan (1)
	10.5	Consulting Agreement dated October 1, 1998, between registrant and Pensbreigh Holdings Ltd. (1)
	10.6	Agreement dated March 31, 1999 between registrant and Noel R. Bambrough (1)
	10.7	Exchange Agreement dated May 31, 1998 between registrant and Corsa S.A. Holdings (1)
	10.8	Consulting Agreement dated March 1, 1999 between registrant and Pensbreigh Holdings Ltd. (1)
	10.9	2000 Stock Incentive Plan (2)
	10.10	License Agreement dated April 17, 2000 between the registrant and Systems Nakashima Co., Ltd. (2)+
	10.11	License Agreement dated June 30, 2000 between the registrant and Intertek Testing Systems International Ltd. (2)+
	21	List of subsidiaries of registrant
	23	Consent of BDO Seidman, LLP

_________________

(1)     Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (SEC File No. 333-30400).

(2)     Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (SEC File No. 333-51210).

+       Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Copies of the exhibit containing the redacted portions have been filed separately with the Securities and Exchange Commission subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.

(b) Reports on Form 8-K.

On October 10, 2000 the registrant filed a Current Report on Form 8-K reporting the signing of a strategic licensing agreement with Intertek Testing Services.

On October 16, 2000 the registrant filed a Current Report on Form 8-K reporting the consummation of a private placement.

On December 13, 2000 the registrant filed a Current Report on Form 8-K reporting the announcement of a partnership with EnPartner, LLC and the release of a Windows SDK.

On December 27, 2000 the registrant filed a Current Report on Form 8-K reporting the entering into of a license arrangement with Fujitsu Limited.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001

INTACTA TECHNOLOGIES INC.

By:  /s/ Altaf Nazerali
Mr. Altaf S. Nazerali
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

	Chairman of the Board	March 29, 2001
Yehoshua Sagi

/s/ Altaf S. Nazerali	President, Chief Executive Officer and Director	March 29, 2001
Altaf S. Nazerali

/s/ Noel Bambrough	Executive Vice President, Chief Operating Officer and Director	March 29, 2001
Noel Bambrough

/s/ Menachem Tassa	Vice President, Research and Development and Director	March 29, 2001
Menachem Tassa

/s/ Ross Wilmot	Vice President, Finance and Director	March 29, 2001
Ross Wilmot

	Director	March 29, 2001
Yechiel S. Sharabi

	Director	March 29, 2001
Amnon Shai

INDEX TO FINANCIAL STATEMENTS

Intacta Technologies Inc. and Subsidiaries
Audited Consolidated Financial Statements

Report of Independent Certified Public Accountants

To The Board of Directors and Shareholders of
Intacta Technologies Inc.

We have audited the accompanying consolidated balance sheets of Intacta Technologies Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intacta Technologies Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years then ended in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and, at December 31, 2000, has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman LLP

Atlanta, Georgia
March 9, 2001

Intacta Technologies Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2000	1999

Assets

Current
Cash and cash equivalents	$3,904,500	$917,400
Accounts receivable	63,500	31,700
Inventories	55,700	278,600
Related party and employee receivables	13,100	45,000
Other	-	30,800

Total current assets	4,036,800	1,303,500
Property and equipment, net	104,800	156,100
Patents, net	118,900	111,300

$4,260,500	$1,570,900

Intacta Technologies Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,	2000	1999

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$61,400	$472,400
Accounts payable - related parties	127,400	90,200
Loans from shareholder	-	89,000
Accrued expenses	206,500	77,800

Total current liabilities	395,300	729,400

Commitments

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,345,924 and 17,909,000 shares issued and outstanding, respectively	2,035	1,791
Additional paid-in capital	26,336,865	19,710,553
Deficit	(22,222,400)	(17,671,200)
Unamortized stock compensation	(251,300)	(1,199,644)

Total stockholders' equity	3,865,200	841,500

$4,260,500	$1,570,900

See accompanying notes to consolidated financial statements.

Intacta Technologies Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31,	2000	1999	1998

Revenues
Products and components	$363,400	$64,000	$89,300
Royalties from licensing arrangements	94,000	73,400	48,500
Consulting fees	337,100	-	-

Total Revenues	794,500	137,400	137,800

Operating expenses
Cost of products and components	308,600	90,500	336,300
Research and development (including non-cash compensation expense of $361,600, $222,400 and $129,700 in 2000, 1999 and 1998 respectively)	1,241,900	1,047,400	903,500
Sales and marketing (including non-cash compensation expense of $69,600 in 2000)	1,182,100	113,200	113,100
General and administrative (including non-cash compensation expense of $571,500, $1,016,000 and $632,100 in 2000, 1999 and 1998 respectively)	2,306,500	2,619,800	1,699,400

Total operating expenses	5,039,100	3,870,900	3,052,300

Loss from operations	(4,244,600)	(3,733,500)	(2,914,500)

Other income (expense)
Interest income	90,600	104,000	-
Interest (expense)	(389,500)	(8,700)	(210,000)
Other	-	21,400	(19,600)

Total other income (expense)	(298,900)	116,700	(229,600)

Loss before provision for income taxes	(4,543,500)	(3,616,800)	(3,144,100)
Provision for income taxes	7,700	800	1,700

Net loss	$(4,551,200)	$(3,617,600)	$(3,145,800)

Basic and diluted loss per common share	$(0.25)	$(0.20)	$(0.19)

Basic and diluted weighted - average common shares outstanding	18,483,179	17,791,630	16,701,583

See accompanying notes to consolidated financial statements.

Intacta Technologies Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Common Stock Shares Amount	Additional Paid-in Capital	Unamortized Stock Compensation	Deficit	Total

Balance, December 31, 1997	11,486,000	$1,149	$1,498,851	$-	$(10,907,800)	$(9,407,800)
Contributed capital	-	-	183,600	-	-	183,600
Contributed capital from principal stockholder for retirement of debt	-	-	8,929,800	-	-	8,929,800
Common stock issued in connection with reverse acquisition	5,185,000	518	1,439,482	-	-	1,440,000
Issuance of common stock in Private Placement, net of issuance costs of $400,000	1,000,000	100	3,599,900	-	-	3,600,000
Stock options granted	-	-	2,840,566	(2,840,566)	-	-
Amortization of stock options	-	-	-	668,800	-	668,800
Net loss	-	-	-	-	(3,145,800)	(3,145,800)

Balance, December 31, 1998	17,671,000	1,767	18,492,199	(2,171,766)	(14,053,600)	2,268,600
Conversion of debt to equity - Stockholder	238,000	24	952,076	-	-	952,100
Stock options granted	-	-	266,278	(266,278)	-	-
Amortization of stock options	-	-	-	1,238,400	-	1,238,400
Net loss	-	-	-	-	(3,617,600)	(3,617,600)

Balance, December 31, 1999	17,909,000	1,791	19,710,553	(1,199,644)	(17,671,200)	841,500
Conversion of debt to equity - Stockholder	160,483	16	481,484	-	-	481,500
Conversion of debt to equity	755,778	76	2,267,224	-	-	2,267,300
Issuance of common stock in Private Placement, net of issuance costs of $1,054,000	1,503,963	150	3,522,050	-	-	3,522,200
Stock options exercised	16,700	2	24,998	-	-	25,000
Amortization of stock options	-	-	-	1,002,700	-	1,002,700
Stock options granted	-	-	46,800	(46,800)	-	-
Other	-	-	7,556	(7,556)	-	-
Discount on debt with convertible warrant feature	-	-	276,200	-	-	276,200
Net loss	-	-	-	-	(4,551,200)	(4,551,200)

Balance, December 31, 2000	20,345,924	$2,035	$26,336,865	$(251,300)	$(22,222,400)	$3,865,200

See accompanying notes to consolidated financial statements.

Intacta Technologies Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2000	1999	1998

Operating activities
Net loss	$(4,551,200)	$(3,617,600)	$(3,145,800)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of stock options	1,002,700	1,238,400	668,800
Depreciation and amortization	99,300	110,800	107,400
Interest accretion on warrants	276,200	-	-
Write-down of inventory	222,900	46,100	240,100
Loss on equipment disposals	5,700	-	49,000
Changes in operating assets and liabilities:
Accounts receivable	(31,800)	(20,300)	184,400
Inventories	-	(26,000)	(64,100)
Accounts receivable - related parties	31,900	(600)	(35,100)
Other current assets	30,800	(16,100)	2,600
Accounts payable	(411,000)	468,800	(168,000)
Accounts payable - related parties	37,200	-	-
Accrued expenses	128,700	500	(112,700)
Deferred revenue	-	-	(51,300)

Cash used in operating activities	(3,158,600)	(1,816,000)	(2,324,700)

Investing activities
Cash acquired in purchase of business	-	-	1,440,000
Capital expenditures	(34,600)	(18,600)	(191,900)
Patents	(26,700)	(15,200)	(23,300)

Cash provided by (used in) investing activities	(61,300)	(33,800)	1,224,800

Financing activities
Contributed capital	-	-	183,600
Exercise of stock options	25,000	-	-
Net proceeds from private placement	3,522,200	-	3,600,000
Loans from shareholder	704,500	-	3,062,000
Bridge loan financing, net	2,267,300	-	-
Repayment of shareholder loans	(312,000)	(279,900)	(2,731,000)
Repayment of notes payable	-	-	(136,700)

Cash provided by (used in) financing activities	6,207,000	(279,900)	3,977,900

Net increase (decrease) in cash and cash equivalents	2,987,100	(2,129,700)	2,878,000
Cash and cash equivalents, beginning of year	917,400	3,047,100	169,100

Cash and cash equivalents, end of year	$3,904,500	$917,400	$3,047,100

See accompanying notes to consolidated financial statements.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Operations

Intacta Technologies Inc. (the "Company"), a Nevada corporation, is a developer and marketer of software products based on its patented technology that, through its unique combination of compression, encoding and error correction processes, the technology transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE which is language transparent and platform independent. The Company believes that its technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media by providing the secure bi-directional transmission and subsequent recovery and storage of data.

Intacta Labs Ltd., a wholly owned subsidiary (Intacta Labs), primarily conducts product research and development in the high tech area of Beer Sheva, Israel, and is currently conducting new research projects expected to produce significant time and cost savings through continued development of a medium for transmitting and storing data in secure formats.

From late 1997 and through 1998, the Company ceased production and marketing of its facsimile-based products used for transmitting and storing information, as a result of changes in the fax market, which resulted in reduced demand for its fax related products. The Company altered its strategy to emphasize the licensing of its core technology rather than the development and sale of consumer products.

The Company

On May 31, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Intacta Delaware Inc. (Intacta), a Delaware corporation, and Intacta Labs in exchange for 11,486,000 shares of the Company's $.0001 par value common stock valued at $1. The value of Intacta and Intacta Labs at the time of the acquisition approximated the aggregate accumulated deficits of the two companies to that date. The companies agreed that the value per common stock share contemplated in the agreement approximated the market trading value at the time of the initial discussions and the signing of the letter of intent. For accounting purposes, the acquisition has been treated as an acquisition of the Company by Intacta and Intacta Labs, with the combined entity of Intacta and Intacta Labs, companies under common control, as the acquirer (reverse acquisition). As such, in conjunction with the acquisition, the historical financial statements of the acquirer replaced the historical financial statements of the Company.

Since the Company, prior to the reverse acquisition, was a public shell corporation with no significant operations, pro forma information giving effect to the acquisition is not presented. All share and per share data, prior to the acquisition, have been restated to reflect the stock issuance as a recapitalization of Intacta. The shares held by the shareholders of the

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company, prior to the acquisition (5,185,000 shares), have been recognized as if they were issued in connection with the acquisition of the Company by Intacta. Since the former shareholder of Intacta and Intacta Labs received approximately 69% of the shares in the Company immediately after the acquisition, the financial statements for periods prior to the recapitalization are those of Intacta and Intacta Labs.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2000 and 1999 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years.

Patents

Patents are amortized on a straight-line basis over the estimated useful life of the patents, generally ten years. As of December 31, 2000 and 1999, accumulated amortization amounted to approximately $91,200 and $72,100, respectively.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Long-Lived Assets

Long-lived assets, such as patents and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with generally accepted accounting principles including Statement of Position (SOP) 97-2, Software Revenue Recognition. As such, the Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectibility is probable. During 1998, a majority of revenues were derived from the shipment of product, a portion of which was sold through resellers and distributors. Appropriate reserves were considered to effectively defer revenue recognition when material amounts of inventory had not been sold through to the end user. Generally, the right of return of these products was of short duration (90 days). No provision for estimated product returns was necessary based on historical experience.

Maintenance and support arrangements and other post-delivery obligations are insignificant to the Company's revenues.

License revenues are recognized based on actual sales of licensed software by a customer/licensee and are not recognized by the company as revenue until the final sale is reported by the customer/licensee. This is the time at which the Company believes that revenue recognition in accordance with SOP 97-2, as described above, has occurred. Support revenue is not integral to the functionality of the licensed software and is billed and recognized as incurred.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company recognized consulting fee revenue during 2000 that was derived from certain software development and programming projects performed on behalf of customers. These projects were started and completed within the year.

The Company believes that it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

Advertising Costs

The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were approximately $34,900, $0 and $48,100, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach. This approach results in the recognition of deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits are subject to a valuation allowance when management believes it is more likely than not that the deferred tax assets will not be realized.

Loss Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period.

As a result of losses, all stock options and warrants outstanding at December 31, 2000, 1999 and 1998 were antidilutive and accordingly, were excluded from the computation of loss per share.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS No. 133 in a number of areas. The Company expects that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial position or results of operations.

The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25 (the "Interpretation") which is effective July 1, 2000. The Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of the Interpretation did not have a significant impact on the Company's financial statements.

Foreign Currency

The Company has designated the U.S. dollar as its functional currency for Intacta Labs, a foreign subsidiary. Financial statements of this subsidiary are translated into U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Sales and other expenses are translated at rates that approximate the rates in effect on the translation dates. Immaterial translation gains and losses are included in the consolidated statement of operations.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reclassifications Certain 1998 and 1999 amounts have been reclassified to conform to the 1999 and 2000 presentations.

2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $22,222,400 through December 31, 2000, and has incurred losses of $4,551,200, $3,617,600 and $3,145,800 for the years ended December 31, 2000, 1999 and 1998, respectively. These losses were primarily the result of the decision by the Company in late 1997 to curtail further production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and by the significant overhead costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Through the first half of 2000, the Company's marketing and sales efforts were reduced and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kit (SDK) products, which were subsequently launched in March 2001. As a result of the foregoing, the Company has absorbed significant cash in its day-to-day operations and expects to continue to absorb cash in its operations during 2001 as it brings this new suite of products to market.

The Company's continuation as a going concern is dependent upon its ability to actively market its new suite of products, as well as its technology, which it believes will lead to increased revenues, positive cash flows from operations, and ultimately to profitability. The Company may seek additional financing as may be required to fund research and development and marketing of its new products. If this plan materializes as expected, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that the Company will be successful in these efforts.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Inventories	Inventories consisted of the following:

December 31	2000	1999

Components	$55,700	$233,600
Work in process	-	45,000

$55,700	$278,600

Inventories at December 31, 2000 and 1999 related substantially to computer chips and boards appropriately capitalized in accordance with SFAS No. 2, Accounting for Research and Development Costs which allows for the capitalization of materials if they have alternative future uses. The Company believes this to be the case in regards to these inventories.

During 2000, 1999 and 1998, the Company wrote-off approximately $222,900, $46,100 and $240,100, respectively, of its inventory due to reduced sales and obsolescence, which is included in cost of products and components.

4. Property and Equipment	Property and equipment consisted of the following:

December 31	2000	1999

Equipment	$287,800	$459,300
Furniture and fixtures	63,400	48,100
Vehicles	--	14,100

	351,200	521,500
Less accumulated depreciation	(246,400)	$(365,400)

$104,800	$156,100

Depreciation expense was $80,200, $94,200,and $92,100 for the years ended December 31, 2000, 1999 and 1998.

5. Accrued Expenses	Accrued expenses consisted of the following:

December 31	2000	1999

Salaries and related expenses	$60,300	$32,900
Severance	51,700	27,800
Vacation	--	16,900
Other	94,500	200

$206,500	$77,800

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Commitment

Leases

The Company leases its facilities and certain equipment under operating leases, which expire through February 2006. The facility leases require the Company to pay certain maintenance and operating expenses, such as utilities, property taxes, and insurance costs.

At December 31, 2000, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more were as follows:

Year	Amount

2001	$133,600
2002	153,000
2003	153,300
2004	144,500
2005	134,000
Thereafter	17,800

$736,200

Rent expense related to these operating leases was $127,600, $135,709 and $111,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. Stockholders' Equity

During 2000, the Company completed a bridge financing in which 25 bridge units were issued. Each bridge unit consisted of a $100,000 bridge note and warrant to purchase 25,000 shares of common stock at an exercise price of $3.50 per share. Aggregate gross proceeds in connection with this issue were $2,500,000. Additionally, a related party converted $250,000 of debt into 2.5 units, similar in all respects to the bridge units. A discount of $276,200 for the fair value of detachable warrants was recognized concurrent with this transaction.

During 2000, the Company issued an aggregate of 250,000 warrants to a third party and its designees, which are exercisable at a price of $3.50 per share and were valued and expensed for services rendered during 2000.

On October 16, 2000, the Company completed a private placement of 2,333,310 equity units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $3.50 per share resulting in net proceeds of approximately $3.5 million after the conversion of the aforementioned bridge units, accrued interest and other loans into equity units. All warrants issued in connection with the bridge financing (687,500) remain outstanding at December 31, 2000. The Company issued 86,914 units, similar in all respects to the equity units, as a commission in connection with the private placement to certain parties. A related party received 21,600 of these units and cash commission of approximately $194,000.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stock Option Plans

The Company has a 1998 Stock Option Plan and a 2000 Stock Incentive Plan (collectively the "Plans") that provide for, among other things, the granting of non-qualified and incentive stock options to employees, directors, officers, outside consultants and other third parties. Options vest over a maximum of five years and expire in a maximum of ten years. The Company has reserved 1,667,100 and 1,400,000 shares, respectively of its common stock for issuance under the Plans. As the 2000 Plan is subject to further approval by the Company's shareholders at its 2001 Annual Meeting, no shares have been granted from this Plan.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of stock option transactions for the above plans are as follows:

Number of shares	Weighted average exercise price

Outstanding at December 31, 1997	-	-
Granted	1,005,000	$1.50

Outstanding at December 31, 1998	1,005,000	1.50
Granted	370,000	3.49

Outstanding at December 31, 1999	1,375,000	2.03
Granted	96,800	3.03
Exercised	(16,700)	1.50
Forfeited	(78,300)	1.50

Outstanding at December 31, 2000	1,376,800	$2.14

Options exercisable	Number of shares	Weighted average exercise price

December 31, 1999	410,000	$1.50
December 31, 2000	854,000	1.82

Required disclosures for options outstanding at December 31, 2000 are as follows:

Exercise price	Number outstanding at December 31, 2000	Weighted average remaining contractual life	Weighted average exercise price

$1.50	985,000.43		$1.50
2.00	46,800	5.01	2.00
4.00	345,000	1.43	4.00

1,376,800.83	2.14

The weighted average fair value of all options, calculated using the Black-Scholes Option Pricing Model, granted during 2000, 1999, and 1998 is $1.04, $1.38 and $2.98 per share, respectively.

The Company applies both Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations and SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock option plans. Options granted to employees and directors are accounted for under APB No. 25 and compensation expense is recognized for the intrinsic value of the options granted. Options granted to all others are accounted for in accordance with SFAS No. 123 and compensation expense is recognized for the fair value of the options granted. SFAS No. 123 also requires that the Company provide pro forma information regarding the net loss as if the compensation cost for the Company's Plans had

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

been determined in accordance with the fair market value method for all options. The Company estimates the fair value of all stock options at the grant date using the Black Schole's option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: Dividend yield of 0 in all years; expected volatility of 75% in 2000 and 40% in 1999 and 1998; risk-free interest rate of 6.36% in 2000, 5.23% in 1999 and 5.47% in 1998; and an expected life of 4.00 years in 2000, 2.61 years in 1999 and 2.55 years in 1998.

Under the accounting provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been adjusted to the pro forma amounts indicated below:

Years ended December 31,	2000	1999	1998

Net loss, as reported	$(4,551,200)	$(3,617,600)	$(3,145,800)
Pro forma	(4,690,885)	(3,736,400)	(3,183,000)

Basic and diluted loss per share, as reported	$(0.25)	$(0.20)	$(0.19)
Pro forma	(0.25)	(0.21)	(0.19)

9. Related Party Transactions

During 2000, 1999 and 1998, the Company received administrative, consulting, management and marketing services from several organizations that are owned by directors or shareholders of the Company. These services aggregated approximately $592,100, $346,300 and $294,200 for the years ended December 31, 2000, 1999 and 1998, respectively of which $472,100, $226,300 and $229,500 have been included in general and administrative expenses and $120,000, $120,000 and $64,700 have been included in research and development expenses.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Income Taxes	Provisions for federal, foreign and state income taxes (benefits) in the consolidated statements of operations consist of the following components:

Years ended December 31,	2000	1999	1998

Current:
Federal	$-	$-	$-
State	7,700	800	1,700

7,700	800	1,700

Deferred:
Federal	(1,256,272)	150,977	(772,006)
State	(186,944)	22,467	(114,882)

(1,443,216)	173,444	(886,888)

Change in valuation allowance	1,443,216	(173,444)	886,888

Total income tax provision	$7,700	$800	$1,700

Deferred tax assets (liabilities) were comprised of the following:

December 31,	2000	1999

Net operating loss carryforward	$4,183,780	$3,322,461
Stock option compensation not currently deductible	1,123,227	736,185
Accumulated depreciation, amortization and other	10,053	12,661

Total deferred tax assets	5,317,060	4,071,307

Reserves not currently deductible	-	(197,463)

Total deferred tax liabilities	-	(197,463)

Net deferred tax asset	5,317,060	3,873,844
Valuation allowance	(5,317,060)	(3,873,844)

$-	$-

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The effective tax rate on income before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

Year Ended December 31,	2000	1999

Taxes on income at U.S. statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.6)	(4.0)
Foreign and U.S. tax effect attributable to foreign operations	14.5	21.9
Change in valuation allowance	21.2	16.0
Other	1.1	0.1

0.2%	0.0%

The Company has federal net operating loss carryforwards available to reduce future taxable income, if any, of approximately $11,865,000. The benefits from these carryforwards expire through 2020. As of December 31, 2000, management believes it cannot be determined that it is more likely than not that these carryforwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets.

11. Employee Profit Sharing Plan

The Company has a profit sharing plan covering all eligible employees meeting certain age and length of service requirements. Under the profit sharing plan, the Board of Directors, at their election, can authorize contributions up to a maximum of 3% of eligible participants' total compensation. For the years ended December 31, 2000 and 1999 the Company made no discretionary contributions. For the year ended December 31, 1998 the Company made $2,500 in discretionary contributions.

12. Segment Information

During 1999, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on these standards the Company has determined that it operates in a single operating segment: the development, marketing and licensing of software and sale of ancillary components.

Major Customers

During 2000, three customers accounted for approximately 46%, 30% and 13% of net sales.

During 1999, two customers accounted for approximately 53% and 40% of net sales.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During 1998, four customers accounted for approximately 27%, 26%, 15% and 12% of net sales.

Geographic Segments

The following table presents revenues and other financial information for the years ended December 31, 2000, 1999 and 1998:

Years ended December 31,	2000	1999	1998

Long-lived assets (gross)
- United States	$69,500	$157,800	$177,700
- Israel	281,700	363,700	325,200

Revenues
Asia	$389,089	$68,516	$39,225
Africa/Mid-East	376,588	54,437	-
North America	28,823	14,447	98,575

$794,500	$137,400	$137,800

Revenues attributable to geographic areas are based on the location of the customer.

13. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, as a matter of policy, limits the amounts of credit exposure to any one financial institution.

As of December 31, 2000 the Company's accounts receivable are limited. However, the Company believes any risk of accounting loss is significantly reduced due to provisions for returns recorded at the date of sale, and ongoing analysis of its customers' financial condition. The Company generally does not require cash collateral or other security to support customer receivables.

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Quarterly Data and Share Information (unaudited)

The following table sets forth, for the fiscal periods indicated, selected consolidated financial data and information regarding the market price per share of the Company's stock. The prices represent the reported high and low closing sale prices.

Year ended December 31, 2000

First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$153,600	$480,200	$60,900	$99,800
Operating expenses	937,600	1,182,000	1,334,700	1,584,800
Net loss	(766,700)	(706,600)	(1,533,100)	(1,544,800)

Loss per share
- Basic and diluted	(0.04)	(0.04)	(0.09)	(0.08)

Year ended December 31, 1999

First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$59,500	$33,000	$38,500	$6,400
Operating expenses	809,000	944,400	1,006,600	1,110,900
Net loss	(722,100)	(885,500)	(962,500)	(1,047,500)

Loss per share
- Basic and diluted	(0.04)	(0.05)	(0.05)	(0.06)

Intacta Technologies Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Statement of Cash Flows	Cash paid during the year consists of the following:

Years ended December 31,	2000	1999	1998

Income taxes	$7,700	$800	$1,700
Interest	$113,300	$-	$68,300

During the years ended December 31, 2000, 1999 and 1998, the Company's non-cash financing activities included increases of additional paid-in capital in exchange for the retirement of debt in the amount of approximately $2,748,800, $952,100 and $8,929,800, respectively.