Form 10-Q
period 2001-03-31
INTACTA TECHNOLOGIES INC
filed 2001-05-11
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 ________________
FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:      0-30467

INTACTA TECHNOLOGIES INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	58-2488071 (I.R.S. Employer Identification No.)
945 East Paces Ferry Road N.E. Suite 1445 Atlanta Georgia (Address of principal executive offices)	30326 (Zip Code)

Registrant's telephone number, including area code:    404-880-9919

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES   X     NO___.

          As of May 05, 2001, there were 20,345,924 shares of the registrant's Common Stock, par value $.0001, outstanding.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000	5

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I. - FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2001; the consolidated statements of operations for the three months ended March 31, 2001 and March 31, 2000; and the consolidated statements of cash flows for the three months ended March 31, 2001 and March 31, 2000 have been prepared without audit. The consolidated balance sheet as of December 31, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and related notes be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          In the opinion of the Company, the statements for the unaudited interim periods presented included all adjustments that were of a normal recurring nature necessary to present a fair statement of the financial condition and results of operations of for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.
INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (Unaudited)	December 31, 2000

Assets

Current
Cash and cash equivalents	$2,981,800	$3,904,500
Accounts receivable	37,300	63,500
Inventories	53,500	55,700
Related party and employee receivables	-	13,100
Other	38,900	-
Total current assets	3,111,500	4,036,800

Property and equipment, net	112,200	104,800

Patents, net	128,200	118,900

	$3,351,900	$4,260,500

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (Unaudited)	December 31, 2000

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$146,200	$61,400
Accounts payable - related parties	11,700	127,400
Accrued expenses	170,200	206,500
Total current liabilities	328,100	395,300

Commitments

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,00 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,345,924 shares issued and outstanding	2,035	2,035
Additional paid-in capital	26,336,865	26,336,865
Deficit	(23,118,800)	(22,222,400)
Unamortized stock compensation	(196,300)	(251,300)

Total stockholders' equity	3,023,800	3,865,200

	$3,351,900	$4,260,500

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31, 2001 and 2000 (Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000

Revenues
Products and components	$82,200	$140,800
Royalties from licensing arrangements	9,800	12,800
Total revenues	92,000	153,600
Operating expenses
Cost of products and components	13,800	72,100
Research and development (including non-cash compensation expense of $47,300 and $90,400 in 2001 and 2000 respectively)	292,500	300,400
Sales and marketing (including non-cash compensation expense of $2,000 and $28,200 in 2001 and 2000 respectively	255,700	215,900
General and administrative (including non-cash compensation expense of $5,800 and $225,400 in 2001 and 2000 respectively)	458,200	349,200
Total operating expenses	1,020,200	937,600
Loss from operations	(928,200)	(784,000)
Other income (expense)
Interest income	41,200	18,200
Other	(8,100)	-
Total other income	33,100	18,200
Loss before provision for income taxes	(895,100)	(765,800)
Provision for income taxes	1,300	900
Net loss	$(896,400)	$(766,700)

Basic and diluted loss per common share	$(0.04)	$(0.04)
Basic and diluted weighted - average common shares outstanding	20,345,924	17,790,000

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31, 2001 and 2000 (Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000

Operating activities
Net loss	$(896,400)	$(766,700)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of stock options	55,000	344,000
Depreciation and amortization	20,300	20,200
Changes in operating assets and liabilities:
Accounts receivable	26,200	(10,600)
Inventories	2,200	44,300
Accounts receivable - related parties	13,100	-
Other current assets	(38,900)	-
Accounts payable	84,700	(110,400)
Accounts payable - related parties	(115,700)	-
Accrued expenses	(36,200)	(77,800)
Cash used in operating activities	(885,700)	(557,000)
Investing activities
Capital expenditures	(23,600)	-
Patents	(13,400)	-
Cash used in investing activities	(37,000)	-
Financing activities
Loans from shareholder	-	436,000
Cash provided by financing activities	-	436,000
Net decrease in cash and cash equivalents	(922,700)	(121,000)
Cash and cash equivalents, beginning of period	3,904,500	917,400
Cash and cash equivalents, end of period	$2,981,800	$796,400

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

          Intacta Labs Ltd., an Israeli corporation and wholly owned subsidiary (Intacta Labs), primarily conducts product research and development in the high tech area of Beer Sheva, Israel, and is currently conducting new research projects expected to produce significant time and cost savings through continued development of a medium for transmitting and storing data in secure formats.

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

Principles of Consolidation

          The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000, and the year ended December 31, 2000 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Summary of Significant Accounting Policies, continued

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

Loss Per Share

          Basic earnings per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period. As a result of losses, all stock options and warrants outstanding for the periods presented were antidilutive and accordingly, were excluded from the computation of loss per share.

2.  Going Concern

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $23,118,800 through March 31, 2001, and has incurred losses of $4,551,200, $3,617,600 and $3,145,800 for the years ended December 31, 2000, 1999 and 1998, respectively and $896,400 for the three months ended March 31, 2001. These losses were primarily the result of the decision by the Company in late 1997 to curtail further production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and by the significant overhead costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          Through the first half of 2000, the Company's marketing and sales efforts were reduced and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kits (SDK) products, which were subsequently launched in March 2001.

          The Company's capital requirements continue to be significant and it is not currently generating sufficient revenues from operations to funds its operating activities. The Company anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash from operations together with cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements for a period of approximately twelve months. Unanticipated changes in economic conditions or other unforseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time, in which case it may be required to seek additional financing in order to fund its capital and operating activities. The Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all.

          The Company's continuation as a going concern is dependent upon its ability to actively market its new suite of products, as well as its technology, which it believes will lead to increased revenues, positive cash flows from operations, and ultimately to profitability. As mentioned above, the Company may seek additional financing as may be required to fund research and development and marketing of its new products. If this plan materializes as expected, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that the Company will be successful in these efforts.

3.  Segment Information

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

Geographic Segments:

          The following table represents revenues and other financial information at and for the periods designated below. Revenues attributable to geographic areas are based on the location of the customer.

	March 31, 2001	December 31, 2000
- United States	$92,300	$69,500
- Israel	282,500	281,700

	2001	2000
Revenues
Asia	$4,400	$9,200
Africa/Mid-East	82,200	140,800
North America	5,400	3,600
	$92,000	$153,600

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

          The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report which are not historical fact, including, but not limited to, those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our operations. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

General

         The Company is a developer and marketer of software products based on its patented technology that, through its unique combination of compression, encoding and error correction processes, transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE™ which is language transparent and platform independent. The Company believes that its technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media, by providing the secure bi-directional transmission and subsequent recovery and storage of data.

          Intacta was organized in October 1997 to acquire two companies that marketed and developed two related facsimile storage and retrieval products that incorporated an early version of our technology. Development and production of the facsimile products were performed in Israel by Intacta Labs Ltd., and marketing and distribution were performed in the United States by Intacta Delaware, Inc. Intacta acquired the companies in May 1998 in exchange for approximately 70% of its outstanding capital stock immediately after the acquisition. The acquisition was treated, for accounting purposes, as a reverse acquisition. The references to "the Company" and "Intacta" refer to the operation of the acquired entities both before and after the acquisition.

          During 1997 and part of 1998 the Company derived substantially all of its revenues from the sale of facsimile-based products. Beginning in the latter part of 1997 and continuing into 1998 the Company began to wind down its production and active marketing of the facsimile-based products due to reduced profit margins and anticipated further deterioration of profit margins from increased competition and costs of marketing the products to the retail market. At that time, the Company initiated research and development of advanced products and software applications based on its technology. The Company also began, on a very limited basis, licensing its technology for integration with applications and solutions to end-users. As a result, revenues declined substantially from $894,900 for 1997 to $137,800 and $137,400 for each of 1998 and 1999, respectively, and research and development expenses increased substantially from $343,200 in 1997 to $903,500 in 1998 and $1,047,400 in 1999.

          In the middle of 1999, due to competitive pressures and our re-evaluation of our business model and revenue/cost projections, the Company determined, except with respect to certain products that were at or near completion of development, to forego further development of early stage products based upon our technology and to focus on direct marketing of the technology for licensing to large enterprise and third party solution providers. The Company's limited financial and other marketing resources, however, prevented the Company from engaging in a full-scale marketing campaign for the products that were at or nearing completion and based upon the current business model and operating strategy the Company does not intend to devote any significant financial or other resources at this time to the further development or marketing of these products.

          Through the second quarter of 2000, primarily as a result of the limited financial resources and personnel available for marketing activities, the Company made limited progress in establishing licensing arrangements for its technology. The majority of revenues during this time were generated primarily from a consulting arrangement and the sale of discontinued hardware products. Beginning in the second quarter of fiscal 2000, as a result of increased resources and a shift of personnel to marketing activities, the Company entered into two licensing arrangements with third party enterprises for its technology. For the year ended December 31, 2000, licensing revenues accounted for approximately 12% of the Company's revenues.

          In March 2001, the Company launched a suite of INTACTA.CODE Software Development Kits, or SDK's, making its technology available to software developers for integration into both existing and new applications requiring features that provide for the secure transmission and storage of compressed data across various platforms and operating devices. The Company anticipates that the licensing of SDK's to software developers will create an additional revenue stream to its technology licensing arrangements with large enterprises and third-party solution providers, independent software vendors and original equipment manufacturers.

          The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for each of the three years in the period ended December 31, 2000, stating that recurring losses from operations and an accumulated deficit at December 31, 2000 of $22,222,400 raise substantial doubt about the Company's ability to continue as a going concern. The accumulated deficit as of March 31, 2001 is $23,118,800.

Results of Operations

Three months ended March 31, 2001 as compared to the three months ended March 31, 2000

          Revenues. Revenues decreased by $61,600 or 40.1% to $92,000 for the three months ended March 31, 2001, from $153,600 for the three months ended March 31, 2000. This decrease was primarily attributable to more limited sales of products and components from the discontinued facsimile-based business as compared to the prior comparable period.

          Cost of products and components. Cost of products and components was $13,800 for the three months ended March 31, 2001; a decrease of $58,300, or 80.9%, compared to $72,100 of such costs for the three months ended March 31, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

          Research and development expenses. Research and development expenses decreased by $7,900 or 2.6% to $292,500 for the three months ended March 31, 2001, from $300,400 for the three months ended March 31, 2000. The decrease was attributable to a decrease in non-cash charges to $47,300 for the first quarter of fiscal 2001 from $90,400 for the first quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants. The foregoing decrease was partially offset by an increase in expenses resulting from personnel and related office and other support facility costs related to research and development in the Company's Atlanta headquarters.

          Sales and marketing expenses. Sales and marketing expenses increased by $39,800 or 18.4%, to $255,700 for the three months ended March 31, 2001, from $215,900 for the three months ended March 31, 2000. The increase in sales and marketing expenses was primarily attributable to (i) increased salaries and related costs resulting from the hiring of additional personnel in connection with the Company's focus on marketing its INTACTA.CODE technology and (ii) costs for the development of marketing materials and related market research. The foregoing increase in expenses were partially offset by the reduction in non-cash charges to $2,000 for the first quarter of fiscal 2001 from $28,200 for the first quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

          General and administrative expenses. General and administrative expenses increased by $109,000 or 31.2% to $458,200 for the three months ended March 31, 2001, from $349,200 for the three months ended March 31, 2000. This increase was attributable to (i) additional salaries and costs related to an increased administrative staff and (ii) third party consulting and professional fees in connection with business strategy development and management and operation of the Company's business. The foregoing increase in expenses was partially offset by the reduction of the non-cash stock option charges to $5,800 for the first quarter of fiscal 2001 from $225,400 for the first quarter of fiscal 2000.

          Interest income, net. Net interest income was $33,100 for the three months ended March 31, 2001 compared to $18,200 of net interest income for the three months ended March 31, 2000, an increase of 81.9% or $14,900. The increase was primarily the result of earnings on funds received from the Company's private placement in October 2000.

          Net loss. As a result, net loss increased by $129,700 or 16.9 % to $896,400, or $(0.04) per share, for the three months ended March 31, 2001, as compared to a net loss of $766,700, or $(0.04) per share, for the three months ended March 31, 2000.

Liquidity and Capital Resources

          Since inception, the Company has financed its capital requirements primarily through the private sale of capital stock to various parties and from non interest-bearing loans from Valor Invest Limited, ("Valor"), an affiliate of the Company's President and Chief Executive Officer, a portion of which was subsequently converted into equity, and from cash acquired in connection with the acquisition of its subsidiaries.

          At March 31, 2001 the Company had $2,981,800 in cash and cash equivalents compared to $3,904,500 at December 31, 2000. At March 31, 2001, the Company had working capital of $2,783,400 as compared to working capital of $3,641,500 at December 31, 2000.

          Cash used in operating activities for the three months ended March 31, 2001 was $885,700, primarily consisting of net loss and a decrease of an aggregate of $151,900 in accrued expenses and related party payables, partially offset by $55,000 of non-cash compensation expense and a decrease in accounts receivable of $26,200. Cash used in investing activities was $37,000. As a result, the Company had a net decrease of $922,700 in cash and cash equivalents during the three months ended March 31, 2001.

          Cash used in operating activities for the three months ended March 31, 2000 was $557,000, primarily consisting of net loss and a decrease in accounts payable and accrued expenses of an aggregate of $188,200, which was partially offset by $344,000 of non-cash compensation expense and a decrease in inventory of $44,300. Cash provided by financing activities was $436,000, representing non-interest bearing loans from Valor. As a result, the Company had a net decrease in cash and cash equivalents of $121,000 during the year ended March 31, 2000.

          As of January 1, 2000, a balance of $89,000 of non-interest bearing loans from Valor was outstanding. During the first half of 2000, Valor loaned an additional $704,500 to the Company on a non interest-bearing basis, of which $312,000 was subsequently repaid. In May 2000, Valor converted $250,000 of the unpaid balance of these loans into 2.5 units identical to the units offered by the Company in its Bridge Financing described immediately below. Valor also subordinated the balance of such loans to the repayment of the bridge notes. As discussed below, Valor converted the principal amount of the notes included in the units it acquired in May 2000 as well as a substantial portion of its subordinated loans into units offered in the Company's October Private Placement.

          In May and June 2000, the Company completed a Bridge Financing, in which it issued 25 units, each unit consisting of a $100,000 principal amount bridge note and bridge warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share, for aggregate gross proceeds of $2,500,000.

          In October 2000, the Company completed a Private Placement in which it issued an aggregate of 2,333,310 units consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.50, for aggregate gross proceeds of $7,000,000. Approximately $2,267,000 of the gross proceeds received in the Private Placement represented the conversion of the principal and accrued interest of outstanding bridge notes by certain holders thereof into units in the Private Placement. A portion of the proceeds of the Private Placement was used to repay the principal and accrued interest on the balance of outstanding bridge notes not converted into units in the Private Placement. After deduction of cash commissions and related expenses as well as the conversion of the bridge notes, the Company received approximately $3,522,000 in net proceeds from the Private Placement. In connection with the Private Placement, Valor converted the principal amount of its notes into units in the Private Placement. Valor also converted a substantial portion of its subordinated loans into units in the Private Placement.

          The Company's capital requirements continue to be significant and it is not currently generating sufficient revenues from operations to fund its operating activities. The Company has incurred losses to date resulting in an accumulated deficit as of March 31, 2001 of $23,118,800 and anticipate incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash from operations together with cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements for a period of approximately twelve months. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time, in which case it may be required to seek additional financing in order to fund its capital and operating activities. The Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not engage in trading market risk sensitive instruments, nor does the Company purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, management believes that as of March 31, 2001, the Company does not have exposure to foreign currency exchange risk.

PART II. - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

On January 17, 2001 the registrant filed a Current Report on Form 8-K reporting the use of INTACTA.CODE in the United States Presidential Inauguration publications.

On February 21, 2001 the registrant filed a Current Report on Form 8-K reporting the entering into of an alliance with SecureWorks, Inc. to develop applications for the pervasive computing market.

On February 21, 2001 the registrant filed a Current Report on Form 8-K reporting that Fujitsu, Ltd of Japan was shipping 1,000,000 personal computers with the registrant's INTACTA.CODE Reader software preinstalled.

On March 15, 2001 the registrant filed a Current Report on Form 8-K reporting the market launch of a suite of INTACTA.CODE Software Developers Kits.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2001
INTACTA TECHNOLOGIES INC. (Registrant)

By:	/s/ Altaf Nazerali Altaf Nazerali President

By:	/s/ Ross Wilmot Ross Wilmot Vice President, Finance