Form 10QSB
period 2001-06-30
INTACTA TECHNOLOGIES INC
filed 2001-08-10
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 ________________
FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

          As of August 7, 2001, there were 20,345,924 shares of the registrant's Common Stock, par value $.0001, outstanding.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	3

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2001 and 2000	5

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II - OTHER INFORMATION

Item 4.	Submission on Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I. - FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

           The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 30, 2001; the consolidated statements of operations for the three and six months ended June 30, 2001 and June 30, 2000; and the consolidated statements of cash flows for the six months ended June 30, 2001 and June 30, 2000 have been prepared without audit. The consolidated balance sheet as of December 31, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and related notes be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

           In the opinion of the Company, the statements for the unaudited interim periods presented included all adjustments that were of a normal recurring nature necessary to present a fair statement of the financial condition and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2001
	(Unaudited)

Assets

Current
Cash and cash equivalents	$2,148,600	$3,904,500
Accounts receivable	6,900	63,500
Inventory	53,900	55,700
Related party and employee receivables	-	13,100
Other	47,100	-
Total current assets	2,256,500	4,036,800

Property and equipment, net	98,400	104,800

Patents, net	124,200	118,900
	$2,479,100	$4,260,500

See accompanying notes to consolidated financial statements

INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2001
	(Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$130,300	$61,400
Accounts payable - related parties	42,300	127,400
Accrued expenses	204,500	206,500
Total current liabilities	377,100	395,300

Commitments

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,345,924 shares issued	2,035	2,035
Additional paid-in capital	26,336,865	26,336,865
Deficit	(24,095,700)	(22,222,400)
Unamortized stock compensation	(141,200)	(251,300)
Total stockholders' equity	2,102,000	3,865,200
	$2,479,100	$4,260,500

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six months ended June 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues
Products and components (less returns of $20,000 in 2001)	$(3,700)	$111,000	$78,500	$251,800
Royalties from licensing arrangements	8,900	43,900	18,600	56,700
Consulting fees	-	325,300	-	325,300
Total revenues	5,200	480,200	97,100	633,800

Operating expenses
Cost of products and components	10,400	24,300	24,100	96,400
Research and development (including non-cash compensation expense in 2001 and 2000 respectively, for the three months ended June 30 ($47,300, $90,400) and six months ended June 30 ($94,600, $180,800)	310,400	308,200	602,600	608,600
Sales and marketing (including non- cash compensation expense in 2001 and 2000 respectively, for the three months ended June 30 ($2,000 and $23,900) and six months ended June 30 ($4,000, $52,100)	255,000	268,700	511,000	484,600
General and administrative (including non-cash compensation expense in 2001 and 2000 respectively, for the three months ended June 30 ($5,700, $165,900) and six months ended June 30 ($11,500, $391,300)	433,800	580,800	892,000	930,000
Total operating expenses	1,009,600	1,182,000	2,029,700	2,119,600
Loss from operations	(1,004,400)	(701,800)	(1,932,600)	(1,485,800)

Other income
Interest income (expense)	26,700	15,800	67,900	34,000
Interest expense	-	(20,600)	-	(20,600)
Other	800	-	(7,300)	-
Total other income (expense)	27,500	(4,800)	60,600	13,400
Loss before provision for income taxes	(976,900)	(706,600)	(1,872,000)	(1,472,400)
Provision for income taxes	-	-	1,300	900
Net loss	$(976,900)	$(706,600)	$(1,873,300)	$(1,473,300)
Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.09)	$(0.08)
Basic and diluted weighted-average common shares outstanding	20,345,924	17,909,000	20,345,924	17,909,000

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30, 2001 and 2000 (Unaudited)

	Six Months Ended
	June 30, 2001	December 31, 2001

Operating activities
Net loss	$(1,873,300)	$(1,473,300)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of stock options	110,100	624,200
Depreciation and amortization	41,900	55,100
Changes in operating assets and liabilities:
Accounts receivable	56,600	31,900
Inventories	1,800	53,200
Accounts receivable - related parties	13,100	-
Other current assets	(47,100)	-
Accounts payable	68,900	(253,700)
Accounts payable - related parties	(85,100)	-
Accrued expenses	(1,900)	(800)
Cash used in operating activities	(1,715,000)	(963,400)

Investing activities
Capital expenditures	(27,400)	(29,700)
Patents	(13,500)	-
Cash used in investing activities	(40,900)	(29,700)

Financing activities
Exercise of stock options	-	25,000
Loans from shareholder	-	704,500
Bridge loan financing, net	-	2,384,600
Repayment of shareholder loans	-	(312,000)
Cash provided by financing activities	-	2,802,100

Net increase (decrease) in cash and cash equivalents	(1,755,900)	1,809,000
Cash and cash equivalents, beginning of period	3,904,500	917,400
Cash and cash equivalents, end of period	$2,148,600	$2,726,400
Cash received during the period for interest	$72,500	$34,000
Cash paid during the period for income taxes	$900	$1,300

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

Principles of Consolidation

           The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2000, and the year ended December 31, 2000 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets

           In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

           SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

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

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

           The Company recognized consulting fee revenue during 2000 that was derived from certain software development and programming projects performed on behalf of customers. These projects were started and completed within the quarter.

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

2.     Going Concern

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $24,095,700 through June 30, 2001, and has incurred losses of $4,551,200, $3,617,600 and $3,145,800 for the years ended December 31, 2000, 1999 and 1998, respectively and $1,873,300 for the six months ended June 30, 2001. These losses were primarily the result of the decision by the Company in late 1997 to curtail further production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and by the significant overhead costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Through the first half of 2000, the Company's marketing and sales efforts were reduced and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kit (SDK) products, which were subsequently launched in March 2001. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. There is not yet any revenue impact from this product line. In addition to the above, the Company intends to launch, by the end of third quarter 2001,

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a suite of data communications products targeted to the health care industry addressing new healthcare information security regulations; the Health Insurance Portability and Accountability Act of 1996 ("HIPAA").

           The Company's capital requirements continue to be significant and it is not currently generating revenues from operations to fund its operating activities. The Company anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements through the end of its first quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

           As a result of the above, the Company's continuation as a going concern is substantially dependent upon its ability to obtain additional financing that will be required to fund research and development and marketing of its new products as well as to fund its current operating activities. If significant revenues materialize and adequate financing is obtained, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that that the Company will be successful in these efforts. At this time, the Company does not have any current arrangements with respect to potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all.

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
			June 30, 2001	December 31, 2000
Long-lived assets (gross)
- United States			$ 168,000	$ 69,500
- Israel			373,150	281,700
	Three months ended	Three months ended	Six months ended	Six months ended
	2001	2000	2001	2000
Revenues
Asia	$ 3,725	365,600	$ 8,025	$374,800
Africa/Mid-East	(3,700)	111,000	78,500	251,800
North America	5,175	7,200	10,575	7,200
	$ 5,200	480,200	$ 97,100	$633,800

4.     Stock Option Plans

           The Company at its Annual Meeting in May 2001 voted to increase the reserve of its common stock for issuance under the 2000 Stock Option Plan to a total of 2,400,000 shares. During June 2001, the Company granted to employees and consultants 1,325,000 and 1,003,000 options to purchase its common stock under its 1998 and 2000 Plans, respectively. These stock options were granted with an exercise price of $0.75, with vesting over a maximum of three years and an expiration of five years.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

           The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report that are not historical fact, including, but not limited to, those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our operations. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

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

           In March 2001, the Company launched a suite of INTACTA.CODE Software Development Kits, or SDK's, making its technology available to software developers for integration into both existing and new applications requiring features that provide for the secure transmission and storage of compressed data across various platforms and operating devices. The Company anticipates that the licensing of SDK's to software developers will create an additional revenue stream to its technology licensing arrangements with large enterprises and third-party solution providers, independent software vendors and original equipment manufacturers. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. There is not yet any revenue impact from this product line. In addition to the above, by the end of the third quarter the Company intends to launch a suite of data communications products targeted to the health care industry addressing HIPAA regulations.

           The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for each of the three years in the period ended December 31, 2000, stating that recurring losses from operations and an accumulated deficit at December 31, 2000 of $22,222,400 raise substantial doubt the Company's ability to continue as a going concern. The accumulative deficit as of June 30, 2001 is $24,095,700.

Results of Operations

Three months ended June 30, 2001 as compared to the three months ended June 30, 2000

           Revenues. Revenues decreased by $475,000 or 98.9% to $5,200 for the three months ended June 30, 2001, from $480,200 for the three months ended June 30, 2000. This decrease was primarily attributable to the lack of consulting revenue as compared to the prior comparable period, the return of product of $20,000 during the three months ended June 30, 2001, and the more limited sales of products and components from the discontinued facsimile-based business as compared to the prior comparable period.

           Cost of products and components. Cost of products and components was $10,400 for the three months ended June 30, 2001; a decrease of $13,900, or 57.2%, compared to $24,300 of such costs for the three months ended June 30, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

           Research and development expenses. Research and development expenses increased by $2,200 or 0.7% to $310,400 for the three months ended June 30, 2001, from $308,200 for the three months ended June 30, 2000. The increase resulted from increased personnel and related office and other support facility costs related to research and development in the Company's Atlanta headquarters. This increase was offset by a decrease in non-cash charges to $47,300 for the second quarter of fiscal 2001 from $90,400 for the second quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           Sales and marketing expenses. Sales and marketing expenses decreased by $13,700 or 5.1%, to $255,000 for the three months ended June 30, 2001, from $268,700 for the three months ended June 30, 2000. The decrease in sales and marketing expenses was primarily attributable to the reduction in non-cash charges to $2,000 for the second quarter of fiscal 2001 from $23,900 for the second quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           General and administrative expenses. General and administrative expenses decreased by $147,000 or 25.3% to $433,800 for the three months ended June 30, 2001, from $580,800 for the three months ended June 30, 2000. This decrease was primarily attributable to the reduction of the non-cash stock option charges to $5,800 for the second quarter of fiscal 2001 from $165,900 for the second quarter of fiscal 2000.

           Interest income (expense), net. Net interest income was $26,700 for the three months ended June 30, 2001 compared to ($4,800) of net interest expense for the three months ended June 30, 2000. The net increase was primarily the result of earnings on funds received from the Company's private placement in October 2000.

           Net loss. As a result, net loss increased by $270,300 or 38.3 % to $976,900, or $(0.05) per share, for the three months ended June 30, 2001, as compared to a net loss of $706,600, or $(0.04) per share, for the three months ended June 30, 2000.

Six months ended June 30, 2001 as compared to the six months ended June 30, 2000

           Revenues. Revenues decreased by $536,700 or 84.7% to $97,100 for the six months ended June 30, 2001, from $633,800 for the six months ended June 30, 2000. This decrease was primarily attributable to the lack of consulting revenue as compared to the prior comparable period, along with more limited sales of products and components from the discontinued facsimile-based business as compared to the prior comparable period.

           Cost of products and components. Cost of products and components was $24,100 for the six months ended June 30, 2001; a decrease of $72,300, or 75.0%, compared to $96,400 of such costs for the six months ended June 30, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

           Research and development expenses. Research and development expenses decreased by $6,000 or 1.0% to $602,600 for the six months ended June 30, 2001, from $608,600 for the six months ended June 30, 2000. The decrease was attributable to a decrease in non-cash charges to $94,600 for the first half of fiscal 2001 from $180,800 for the first half of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants. The foregoing decrease was partially offset by an increase in expenses resulting from personnel and related office and other support facility costs related to research and development in the Company's Atlanta headquarters.

           Sales and marketing expenses. Sales and marketing expenses increased by $26,400 or 5.4%, to $511,000 for the six months ended June 30, 2001, from $484,600 for the six months ended June 30, 2000. The increase in sales and marketing expenses was primarily attributable to (i) increased salaries and related costs resulting from the hiring of additional personnel in connection with the Company's focus on marketing its INTACTA.CODE technology, and (ii) costs for the development of marketing materials and related market research. The foregoing increase in expenses were partially offset by the reduction in non-cash charges to $4,000 for the first half of fiscal 2001 from $52,100 for the first half of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           General and administrative expenses. General and administrative expenses decreased by $38,000 or 4.1% to $892,000 for the six months ended June 30, 2001, from $930,000 for the six months ended June 30, 2000. This decrease was attributable to the reduction of the non-cash stock option charges to $11,600 for the first half of fiscal 2001 from $391,300 for the first half of fiscal 2000. The foregoing decrease in expenses was partially offset by (i) additional salaries and costs related to an increased administrative staff, and (ii) third party consulting and professional fees in connection with business strategy development and management and operation of the Company's business.

           Interest income (expense), net. Net interest income was $67,900 for the six months ended June 30, 2001 compared to $13,400 of net interest income for the six months ended June 30, 2000, an increase of 406.7% or $54,500. The increase was primarily the result of earnings on funds received from the Company's private placement in October 2000.

           Net loss. As a result, net loss increased by $400,000 or 27.1 % to $1,873,300, or $(0.09) per share, for the six months ended June 30, 2001, as compared to a net loss of $1,473,300, or $(0.08) per share, for the six months ended June 30, 2000.

Liquidity and Capital Resources

           The Company's capital requirements continue to be significant and it is not currently generating revenues from operations to fund its operating activities. The Company has incurred losses to date resulting in an accumulated deficit as of June 30, 2001 of $24,095,700 and it anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements through the company's first quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time. At this time, the Company does not have any current arrangements with respect to potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all.

           As a result of the above, the Company's continuation as a going concern is substantially dependent upon its ability to obtain additional financing that will be required to fund research and development and marketing of its new products as well as to fund its current operating activities. If significant revenues materialize and adequate financing is obtained, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that that the Company will be successful in these efforts. At this time, the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all. Given the foregoing, if the Company is then successful in its ability to market its new suite of products, as well as its technology, it believes that it can increase revenues, generate positive cash flows from operations, and result ultimately in profitability.

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

           At June 30, 2001 the Company had $2,148,600 in cash and cash equivalents compared to $3,904,500 at December 31, 2000. At June 30, 2001, the Company had working capital of $1,879,400 as compared to working capital of $3,641,500 at December 31, 2000.

           Cash used in operating activities for the six months ended June 30, 2001 was $1,715,000, primarily consisting of the net loss of $1,873,300 and an increase of $47,100 in other current assets, partially offset by $110,100 of non-cash compensation expense and a decrease in accounts receivable of $56,600. Cash used in investing activities was $40,900. As a result, the Company had a net decrease of $1,755,900 in cash and cash equivalents during the six months ended June 30, 2001.

           Cash used in operating activities for the six months ended June 30, 2000 was $963,400, primarily consisting of the net loss of $1,473,300 and a decrease in accounts payable and accrued expenses of an aggregate of $254,500, which was partially offset by $624,200 of non-cash compensation expense and a decrease in inventory of $53,200. Cash used in investing activities was $29,700. Cash provided by financing activities was $2,802,100, representing Bridge Financing and the net of non-interest bearing loans from Valor. As a result, the Company had a net increase in cash and cash equivalents of $1,809,000 during the six months ended June 30, 2000.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not engage in trading market risk sensitive instruments, nor does the Company purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, management believes that as of June 30, 2001, the Company does not have exposure to foreign currency exchange risk.

PART II. - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to the solicitation of proxies in connection with a Proxy Statement dated April 27, 2001, the Company held an annual meeting of stockholders during the second quarter of 2001.

A.     The date of the annual meeting of stockholders was May 31, 2001

B.     At the annual meeting Charles Johnston and Bernard Girma were elected members of the Board of Directors of the Company. In addition the following existing directors were elected and continued as members of the Board: Altaf Nazerali, Ross Wilmot, and Noel Bambrough.

C.     The following matters were subject to vote at the annual meeting:

i.     Election of Directors of the Company

Noel Bambrough 10,542,999 votes for and 12,175 withheld
Bernard Girma 10,542,999 votes for and 12,175 withheld
Charles Johnston 10,542,999 votes for and 12,175 withheld
Altaf Nazerali 10,542,999 votes for and 12,175 withheld
Ross Wilmot 10,542,999 votes for and 12,175 withheld

ii.     Ratification of BDO Seidman, LLP as the Company's independent auditors for the fiscal year ended December 31, 2001 received 10,546,866 votes for, 7,300 against and 1,000 abstaining.

iii.     Approval of the Company's 2000 Stock Incentive Plan received 8,465,599 votes for, 30,175 against and 1,000 abstaining.

Item 6.     EXHIBITS AND REPORTS FILED ON FORM 8-K

(a) Exhibits

none

(b) Reports on Form 8-K

On April 4, 2001 the registrant filed a Current Report on Form 8-K reporting the availability of a free trial Software Developer Kit.

On May 7, 2001 the registrant filed a Current Report on Form 8-K reporting a marketing alliance with Edward Lowe and Associates, and the availability of on-line demos on its web site.

On June 11, 2001 the registrant filed a Current Report on Form 8-K reporting a segment featuring its technology in the on-line news source Speed Magazine, and the integration of INTACTA.CODE with Imagis Technologies biometric security technology.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2001

INTACTA TECHNOLOGIES INC. (Registrant)

By:	/s/ Noel R. Bambrough Noel R. Bambrough President and CEO

By:	/s/ Graham E. Argott Graham E. Argott Chief Financial Officer