Form 10-Q
period 2001-09-30
INTACTA TECHNOLOGIES INC
filed 2001-11-14
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:   0-30467

INTACTA TECHNOLOGIES INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	58-2488071 (I.R.S. Employer Identification No.)
945 East Paces Ferry Road N.E. Suite 1445, Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

Registrant's telephone number, including area code:   404-880-9919

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   YES  X     NO___.

           As of November 9, 2001, there were 20,345,924 shares of the registrant's common stock, par value $.0001, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and 2000	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports Filed on Form 8-K	15

Signatures		16

PART I. - FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

           The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 2001; the consolidated statements of operations for the three and nine months ended September 30, 2001 and September 30, 2000; and the consolidated statements of cash flows for the nine months ended September 30, 2001 and September 30, 2000 have been prepared without audit. The consolidated balance sheet as of December 31, 2000 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and related notes be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

           In the opinion of the Company, the statements for the unaudited interim periods presented included all adjustments that were were of a normal recurring nature necessary to present a fair statement of the financial condition and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)

Assets
Current
Cash and cash equivalents	$1,313,400	$3,904,500
Accounts receivable	6,500	63,500
Inventories	51,600	55,700
Related party and employee receivables	-	13,100
Other	106,600	-

Total current assets	1,478,100	4,036,800
Property and equipment, net	88,400	104,800
Patents, net	121,000	118,900

	$1,687,500	$4,260,500

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$150,500	$61,400
Accounts payable - related parties	11,100	127,400
Accrued expenses	209,300	206,500

Total current liabilities	370,900	395,300

Commitments
Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,345,924 shares issued and outstanding	2,035	2,035
Additional paid-in capital	26,336,865	26,336,865
Deficit	(24,945,100)	(22,222,400)
Unamortized stock compensation	(77,200)	(251,300)

Total stockholders' equity	1,316,600	3,865,200

	$1,687,500	$4,260,500

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended September 30, 2001 and 2000 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues
Products and components (less returns of $20,000 in 2001)	$15,800	$32,500	$94,400	$284,300
Royalties from licensing arrangements	12,800	24,400	31,400	81,100
Consulting fees	-	4,000	-	329,300

Total revenues	28,600	60,900	125,800	694,700

Operating expenses
Cost of products and components	-	16,800	24,100	113,200
Research and development (including non-cash compensation expense in 2001 and 2000 respectively, for the three months ended September 30 ($47,300, $90,400) and nine months ended September 30 ($141,900, $271,200))	347,400	320,600	950,000	929,200
Sales and marketing (including non-cash compensation expense in 2001 and 2000 respectively, for the three months ended September 30 ($2,000, $9,700) and nine months ended September 30 ($5,900, $61,800))	126,300	360,000	637,400	844,600
General and administrative (including non-cash compensation expense in 2001 and 2000 respectively, for the three months ended September 30 ($14,800, $143,200) and nine months ended September 30 ($26,300, $534,500)	412,900	637,300	1,304,900	1,567,300

Total operating expenses	886,600	1,334,700	2,916,400	3,454,300

Loss from operations	(858,000)	(1,273,800)	(2,790,600)	(2,759,600)

Other income (expense)
Interest income	11,300	23,500	79,200	57,500
Interest expense	-	(282,800)	-	(303,400)
Other	1,900	-	(5,500)	-

Total other income (expense)	13,200	(259,300)	73,700	(245,900)

Loss before provision for income taxes	(844,800)	(1,533,100)	(2,716,900)	(3,005,500)
Provision for income taxes	4,500	-	5,800	900

Net loss	$(849,300)	$(1,533,100)	$(2,722,700)	$(3,006,400)

Basic and diluted loss per common share	$(0.04)	$(0.09)	$(0.13)	$(0.17)

Basic and diluted weighted - average common shares outstanding	20,345,924	17,909,000	20,345,924	17,909,000

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2001 and 2000 (Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000

Operating Activities
Net loss	$(2,722,700)	$(3,006,400)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of stock options	174,100	867,500
Depreciation and amortization	65,900	80,200
Accretion of warrants	-	207,100
Changes in operating assets and liabilities:
Accounts receivable	57,000	(14,600)
Inventories	4,100	53,200
Accounts receivable - related parties	13,100	-
Other current assets	(106,600)	-
Accounts payable	89,100	(214,800)
Accounts payable - related parties	(116,400)	-
Accrued expenses	2,800	74,900

Cash used in operating activities	(2,539,600)	(1,952,900)

Investing activities
Capital expenditures	(36,900)	(54,700)
Patents	(14,600)	-

Cash used in investing activities	(51,500)	(54,700)

Financing activities
Exercise of stock options	-	25,000
Loans from shareholder	-	704,500
Bridge loan financing, net	-	2,384,600
Repayment of shareholder loans	-	(312,000)

Cash provided by financing activities	-	2,802,100

Net increase (decrease) in cash and cash equivalents	(2,591,100)	794,500
Cash and cash equivalents, beginning of period	3,904,500	917,400

Cash and cash equivalents, end of period	$1,313,400	$1,711,900

Cash received during the period for interest, net	$79,200	$57,500

Cash paid during the period for income taxes	$5,400	$900

See accompanying notes to consolidated financial statements.

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Summary of Significant Accounting Policies

Nature of Operations

           Intacta Technologies Inc. (the "Company"), a Nevada corporation, is a developer and marketer of software products based on its patented technology that, through its unique combination of compression, encoding and error correction processes transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE™ which is language transparent and platform independent. The Company believes that its technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media by providing the secure bi-directional transmission and subsequent recovery and storage of data.

           Intacta Labs Ltd., an Israeli corporation and wholly owned subsidiary ("Intacta Labs"), primarily conducts product research and development in the high tech area of Beer Sheva, Israel, and is currently conducting new research projects expected to produce significant time and cost savings from their products through continued development of a medium for transmitting and storing data in secure formats.

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

The Company

           On May 31, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Intacta Delaware Inc. ("Intacta"), a Delaware corporation, and Intacta Labs in exchange for 11,486,000 shares of the Company's $.0001 par value common stock valued at $1. The companies agreed that the value per common stock share contemplated in the agreement approximated the market trading value at the time of the initial discussions and the signing of the letter of intent. For accounting purposes, the acquisition has been treated as an acquisition of the Company by Intacta and Intacta Labs, with the combined entity of Intacta and Intacta Labs, companies under common control, as the acquirer (reverse acquisition). As such, in conjunction with the acquisition, the historical financial statements of the acquirer replaced the historical financial statements of the Company.

Principles of Consolidation

           The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000, and the year ended December 31, 2000 include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

           The Company recognized substantially all of its consulting fee revenue during the second quarter of 2000 from certain software development and programming projects performed on behalf of customers. These projects were started and completed within the quarter.

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

2.     Going Concern

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $24,945,100 through September 30, 2001, and has incurred losses of $4,551,200, $3,617,600 and $3,145,800 for the years ended December 31, 2000, 1999 and 1998, respectively and $2,722,700 for the nine months ended September 30, 2001. These losses were primarily the result of the decision by the Company in late 1997 to curtail further production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and by the significant overhead costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

           Through the first half of 2000, the Company's marketing and sales efforts were reduced and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kit (SDK) products, which were subsequently launched in March 2001. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. In addition to the above, at the end of third quarter 2001 the

INTACTA TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company launched a suite of data communications products targeted to the health care industry addressing new healthcare information security regulations; the Health Insurance Portability and Accountability Act of 1996 (HIPAA). There is not yet any significant revenue impact from these product lines.

           As a result of the foregoing, the Company's capital requirements continue to be significant and it is not currently generating sufficient revenues from operations to fund its operating activities. The Company anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements through the end of its first quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

           As a result of the above, the Company's continuation as a going concern is substantially dependent upon its ability to obtain additional financing that will be required to fund research and development and marketing of its new products as well as to fund its current operating activities. If significant revenues materialize and adequate financing is obtained, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that the Company will be successful in these efforts. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all.

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

			September 30, 2001	December 31, 2000

Long-lived assets (gross)
- United States			$97,000	$69,500
- Israel			291,100	281,700

	Three months ended	Three months ended	Nine months ended	Nine months ended
	2001	2000	2001	2000

Revenues
Asia	$3,800	$4,000	$12,000	$378,800
Africa/Mid-East	6,400	32,500	84,800	280,700
North America	18,400	24,400	29,000	35,200

	$28,600	$60,900	$125,800	$694,700

4.     Stock Option Plans

           The Company at its Annual Meeting in May 2001 voted to increase the reserve of its common stock for issuance under the 2000 Stock Option Plan to a total of 2,400,000 shares. During June 2001, the Company granted to employees and consultants 1,325,000 and 1,003,000 options to purchase its common stock under its 1998 and 2000 Plans, respectively. These stock options were granted with an exercise price of $0.75, with vesting over a maximum of three years, and an expiration of five years.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS

           The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report that are not historical fact, including, but not limited to, those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality or performance, our failure to respond adequately to changes in technology or customer preferences, changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our operations. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

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

           In the middle of 1999, due to competitive pressures and the Company's re-evaluation of its business model and revenue/cost projections, the Company determined, except with respect to certain products that were at or near completion of development, to forego further development of early stage products based upon its technology and to focus on direct marketing of the technology for licensing to large enterprise and third party solution providers. The Company's limited financial and other marketing resources, however, prevented the Company from engaging in a full-scale marketing campaign for the products that were at or nearing completion and based upon the current business model and operating strategy the Company does not intend to devote any significant financial or other resources at this time to the further development or marketing of these products.

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

           In March 2001, the Company launched a suite of INTACTA.CODE Software Development Kits, or SDK's, making its technology available to software developers for integration into both existing and new applications requiring features that provide for the secure transmission and storage of compressed data across various platforms and operating devices. The Company markets its technology licensing arrangements to large enterprises and third-party solution providers, independent software vendors and original equipment manufacturers. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. In addition to the above, at the end of the third quarter of 2001 the Company launched a suite of data communications products targeted to the health care industry addressing the secure transmission of confidential information under HIPAA regulations. There is not yet any significant revenue impact from these product lines.

           The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements for each of the three years in the period ended December 31, 2000, stating that recurring losses from operations and an accumulated deficit at December 31, 2000 of $22,222,400 raise substantial doubt the Company's ability to continue as a going concern. The accumulative deficit as of September 30, 2001 is $24,945,100.

Results of Operations

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000

           Revenues. Revenues decreased by $32,300 or 53.0% to $28,600 for the three months ended September 30, 2001, from $60,900 for the three months ended September 30, 2000. This decrease was primarily attributable to reduced royalty fees and the more limited sales of products and components from the discontinued facsimile-based business as compared to the prior comparable period.

           Cost of products and components. Cost of products and components was $0 for the three months ended September 30, 2001; a decrease of $16,800, or 100.0%, compared to $16,800 of such costs for the three months ended September 30, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

Research and development expenses. Research and development expenses increased by $26,800 or 8.4% to $347,400 for the three months ended September 30, 2001, from $320,600 for the three months ended September 30, 2000. The increase resulted from personnel and related office and other support facility costs related to research and development in the Company's Atlanta headquarters and additional support in Israel related to the development of the Company's new software products. This increase was offset by a decrease in non-cash charges to $47,300 for the third quarter of fiscal 2001 from $90,400 for the third quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           Sales and marketing expenses. Sales and marketing expenses decreased by $233,700 or 64.9%, to $126,300 for the three months ended September 30, 2001, from $360,000 for the three months ended September 30, 2000. The decrease in sales and marketing expenses was primarily attributable to the reduction of expenses related to marketing materials and consultants and other outside services. The decrease was also due to the reduction in non-cash charges to $2,000 for the third quarter of fiscal 2001 from $9,700 for the third quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           General and administrative expenses. General and administrative expenses decreased by $224,400 or 35.2% to $412,900 for the three months ended September 30, 2001, from $637,300 for the three months ended September 30, 2000. This decrease was primarily attributable to the administrative costs associated with the bridge loan financing and private placement during the third quarter of fiscal 2000 and reduction of the non-cash stock option charges to $14,800 for the third quarter of fiscal 2001 from $143,200 for the third quarter of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           Interest income (expense), net. Net interest income was $11,300 for the three months ended September 30, 2001 compared to ($259,300) of net interest expense for the three months ended September 30, 2000. The net increase was primarily the result of interest expense related to the bridge loan financing and accretion of related warrants recognized in the third quarter of 2000, compared to the earnings in the third quarter of 2001 from funds received from the Company's private placement in October 2000.

           Net loss. As a result, net loss decreased by $683,800 or 44.6% to $849,300, or $(0.04) per share, for the three months ended September 30, 2001, as compared to a net loss of $1,533,100, or $(0.09) per share, for the three months ended September 30, 2000.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000

           Revenues. Revenues decreased by $568,900 or 81.9% to $125,800 for the nine months ended September 30, 2001, from $694,700 for the nine months ended September 30, 2000. This decrease was primarily attributable to the lack of consulting revenue in the nine months ended September 30, 2001 as compared to the prior comparable period, during which the Company recorded revenues from certain consulting projects completed in the second quarter of fiscal 2000, as well as a reduction of royalty revenues from licensing arrangements and more limited sales of products and components from the discontinued facsimile-based business.

           Cost of products and components. Cost of products and components was $24,100 for the nine months ended September 30, 2001, a decrease of $89,100, or 78.7%, compared to $113,200 of such costs for the nine months ended September 30, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

           Research and development expenses. Research and development expenses increased by $20,800 or 2.2% to $950,000 for the nine months ended September 30, 2001, from $929,200 for the nine months ended September 30, 2000. The increase was attributable to expenses resulting from personnel and related office and other support facility costs related to research and development in the Company's Atlanta headquarters and additional support in Israel related to the development of the Company's new software products, partially offset by a decrease in non-cash charges to $141,900 for the first nine months of fiscal 2001 from $271,200 for the first nine months of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           Sales and marketing expenses. Sales and marketing expenses decreased by $207,200 or 24.5%, to $637,400 for the nine months ended September 30, 2001, from $844,600 for the nine months ended September 30, 2000. The decrease in sales and marketing expenses was primarily attributable to the reduction of expenses related to marketing materials and consultants and other outside services, and the reduction in non-cash charges to $5,900 for the first nine months of fiscal 2001 from $61,800 for the first nine months of fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

           General and administrative expenses. General and administrative expenses decreased by $262,400 or 16.7% to $1,304,900 for the nine months ended September 30, 2001, from $1,567,300 for the nine months ended September 30, 2000. This decrease was attributable to the reduction of the non-cash stock option charges to $26,300 for the first nine months of fiscal 2001 from $534,500 for the first nine months of fiscal 2000. The foregoing decrease in expenses was partially offset by (i) additional salaries and costs related to an increased administrative staff, and (ii) third party consulting and professional fees in connection with business strategy development and management and operation of the Company's business.

           Interest income (expense), net. Net interest income was $79,200 for the nine months ended September 30, 2001 compared to ($245,900) of net interest expense for the nine months ended September 30, 2000. The net increase was primarily the result of interest expense related to the bridge loan financing and accretion of related warrants recognized during fiscal 2000, compared to the earnings during fiscal 2001 from funds received from the Company's private placement in October 2000.

           Net loss. As a result, net loss decreased by $283,700 or 9.4% to $2,722,700, or $(0.13) per share, for the nine months ended September 30, 2001, as compared to a net loss of $3,006,400, or $(0.17) per share, for the nine months ended September 30, 2000.

Liquidity and Capital Resources

           The Company's capital requirements continue to be significant and it is not currently generating revenues from operations to fund its operating activities. The Company has incurred losses to date resulting in an accumulated deficit as of September 30, 2001 of $24,945,100 and it anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements through the company's first quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

           As a result of the above, the Company's continuation as a going concern is substantially dependent upon its ability to obtain additional financing that will be required to fund research and development and marketing of its new products as well as to fund its current operating activities. If significant revenues materialize and adequate financing is obtained, the Company anticipates viability for the year 2001 and beyond, though there can be no assurance that the Company will be successful in these efforts. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all. Given the foregoing, if the Company is then successful in its ability to market its new suite of products, as well as its technology, it believes that it can increase revenues, generate positive cash flows from operations, and result ultimately in profitability.

           Since inception, the Company has financed its capital requirements primarily through the private sale of capital stock to various parties and from non interest-bearing loans from Valor Invest Limited, ("Valor"), an affiliate of the Company's Chairman, a portion of which was subsequently converted into equity, and from cash acquired in connection with the acquisition of its subsidiaries.

           At September 30, 2001 the Company had $1,313,400 in cash and cash equivalents compared to $3,904,500 at December 31, 2000. At September 30, 2001, the Company had working capital of $1,107,200 as compared to working capital of $3,641,500 at December 31, 2000.

           Cash used in operating activities for the nine months ended September 30, 2001 was $2,539,600, primarily consisting of the net loss of $2,722,700 and an increase of $106,600 in other current assets, partially offset by $174,100 of non-cash compensation expense, a decrease in accounts receivable of $57,000, and an increase in accounts payable of $89,100. Cash used in investing activities was $51,500. As a result, the Company had a net decrease of $2,591,100 in cash and cash equivalents during the nine months ended September 30, 2001.

           Cash used in operating activities for the nine months ended September 30, 2000 was $1,952,900, primarily consisting of the net loss of $3,006,400 and a decrease in accounts payable and accrued expenses of an aggregate of $139,900, which was partially offset by $1,074,600 of non-cash compensation expense and accretion of warrants and a decrease in inventory of $53,200. Cash used in investing activities was $54,700. Cash provided by financing activities was $2,802,100, representing Bridge Financing and the net of non-interest bearing loans from Valor. As a result, the Company had a net increase in cash and cash equivalents of $794,500 during the nine months ended September 30, 2000.

           As of January 1, 2000, a balance of $89,000 of non-interest bearing loans from Valor was outstanding. During the first half of 2000, Valor loaned an additional $704,500 to the Company on a non interest-bearing basis, of which

$312,000 was subsequently repaid. In May 2000, Valor converted $250,000 of the unpaid balance of these loans into 2.5 units identical to the units offered by the Company in its Bridge Financing described immediately below. Valor also subordinated the balance of such loans to the repayment of the bridge notes. As discussed below, Valor converted the principal amount of the notes included in the units it acquired in May 2000 as well as a substantial portion of its subordinated loans into units offered in the Company's October 2000 Private Placement.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not engage in trading market risk sensitive instruments, nor does the Company purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, management believes that as of September 30, 2001, the Company does not have exposure to foreign currency exchange risk.

PART II. - OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  Exhibits

none

(b) Reports on Form 8-K

           On July 9, 2001 the Company filed a Current Report on Form 8-K reporting a development alliance with aeonware, Inc. to provide secure online transactions and data to the biotech marketplaces.

           On August 20, 2001 the Company filed a Current Report on Form 8-K reporting the opening of its beta program for a suite of communication products designed to address HIPAA Safe Harbor requirements for the sharing of patient information.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

INTACTA TECHNOLOGIES INC. (Registrant)

By:	/s/ Noel R. Bambrough Noel R. Bambrough President and CEO

By:	/s/ Graham E. Argott Graham E. Argott Chief Financial Officer