Form 10-K
period 2001-12-31
INTACTA TECHNOLOGIES INC
filed 2002-04-15
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________

         Commission file number :  0-30467
                                  ---------

                            INTACTA TECHNOLOGIES INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      58-2488071
  ---------------------------                   --------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

945 East Paces Ferry Road NE Suite 1445 Atlanta, Georgia            30326
--------------------------------------------------------     -------------------
Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: 404-880-9919
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
---------------------------                             ------------------------
           None                                                    None

Securities registered pursuant to Section 12 (g) of the Act:

                                 Title of Class
                               ------------------
                         Common Stock, $.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on April 10, 2002 was $3,242,984.80.

     As of April 10, 2002, the registrant had 20,345,924 shares of Common Stock outstanding.

     Documents incorporated by reference: None

                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----
Item 1.   Business.........................................................    1
Item 2.   Properties.......................................................   12
Item 3.   Legal Proceedings................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders..............   13

                                     PART II

Item 5.   Market Price for Our Common Stock and Related Stockholder Matters   17
Item 6.   Selected Financial Data..........................................   18
Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......   27
Item 8.   Financial Statements and Supplementary Data......................   27
Item 9.   Changes in and Disagreements with Accounting and
                   Financial Disclosures...................................   27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............   28
Item 11.  Executive Compensation...........................................   30
Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management...................................   35
Item 13.  Certain Relationships and Related Transactions...................   37

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.....................................   38

                                     PART I

ITEM 1. BUSINESS

     The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report which are not historical fact, including, but mot limited to, those concerning our expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are "forward-looking" statements. These "forward-looking" statements are subject to risks and uncertainties that may cause our actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by our customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, our failure to respond adequately to changes in technology or customer preferences, or changes in our pricing or that of our competitors and our inability to manage growth. All of the above factors constitute significant risks to our operations. There can be no assurance that our results of operations will not be adversely affected by one or more of these factors. As a result, our actual results may vary materially from our expectations. The words "believe", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

INTRODUCTION

     We are a developer and marketer of software products based on our patented technology that, through its unique combination of compression, encoding and error correction processes, transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE, which is language transparent and platform independent. We believe that our technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media, by providing the secure bi-directional transmission and subsequent recovery and storage of data.

     We were organized in October 1997 to acquire two companies that marketed and developed two related facsimile storage and retrieval products that incorporated an early version of our technology. Development and production of the facsimile products were performed in Israel by Intacta Labs Ltd., and marketing and distribution were performed in the United States by Intacta
Delaware, Inc. We acquired these companies in May 1998 in exchange for approximately 70% of our outstanding capital stock immediately after the acquisition. The acquisition was treated, for accounting purposes, as a reverse acquisition.

     During 1997 and part of 1998 we derived substantially all of our revenues from the sale of facsimile-based products. Beginning in the latter part of 1997 and continuing into 1998 we began to wind down our production and active marketing of the facsimile-based products due to reduced profit margins and our anticipation of further deterioration of profit margins from increased competition and costs of marketing these products to the retail market. At that time, we initiated research and development of advanced products and software applications based on our technology. We also began, on a very limited basis, licensing our technology for integration with applications and solutions to end-users.

     In the middle of 1999, due to competitive pressures and our re-evaluation of our business model and revenue/cost projections, we determined, except with respect to certain of the advanced products that were at or near completion of development, to forego further development of products based upon our technology and to focus on direct marketing of our technology for licensing to large enterprises and third party solution providers. Our limited financial and other marketing resources and the further evolution of our business model toward the licensing of our technology prevented us from engaging in a full-scale marketing program for the advanced products that were nearing completion.

OUR PRODUCTS

     Software Development Kits

     In March 2001, we introduced a suite of INTACTA.CODE software development kits, or SDK's, making our technology available to software developers to provide rapid integration of our technology into existing legacy enterprise systems as well as to application developers to assist them in creating or extending software and firmware solutions requiring the secure compression of data for management and transmission across any medium regardless of platform, device or location.

     o INTACTA.CODE SDK Trial Version is currently only available for Windows platforms and allows application developers to experience the INTACTA.CODE process by facilitating testing, benchmarking and prototyping of 10 kilobyte data files for encoding and decoding. This SDK is used as a promotional tool to educate software application developers with respect to the benefits of our technology.

     o INTACTA.CODE SDK Developer's Edition is supportable on platforms such as Windows 9x, 2000 and NT, Windows CE, Palm OS and MAC and allows application developers to integrate the INTACTA.CODE encoding and compression engines to process data files.

     o INTACTA.CODE SDK Enterprise Edition is a custom development services package, geared directly to the enterprise, designed to provide custom access to INTACTA.CODE encoding and decoding engines. This software supports data and image read and write capabilities using comparison, authentication and encryption in digital or print media. Digital form includes support for all platforms, unlimited data size and custom encryption.

     Our SDK Trial Version product is a sample product available at no charge. Our other SDK products are subject to licensing fees to be paid prior to delivery, at prices ranging from $500 for the Developer's Edition to $25,000 for the Enterprise Edition. In addition, our SDK products are also subject to a royalty payment to the extent that the application developer or other end-user modifies the SDK product for further distribution. These royalty fees will be negotiated on a per contract basis, based upon transaction usage measurements such as amount of data processed, number of transactions processed and the number of installed licenses or sites utilizing our software.

     Healthcare Data Communication Solutions

     In October 2001, we introduced two data communication software products, based on our INTACTA.CODE technology, targeted toward the healthcare industry, that are designed to ensure the privacy of information by providing solutions for the secure transmission of confidential patient data as required by the new information security regulations under the Health Insurance Portability and Accountability Act, HIPAA. These products are:

     o INTACTA Express - Healthcare Edition, a Windows application that integrates with Microsoft OfficeTM software, provides secure faxing and e-mail and supports scanning of existing paper-based information, all with detailed audit reporting.

     o INTACTA Bridgeway - Healthcare Edition, a client/server communications solution that can be used to maintain the privacy and security of confidential patient information among physician practices, hospitals, third-party payors and administrative clearing houses. This software supports existing fax servers and email systems such as Microsoft OutlookTM and Symantec's WinFax PROTM, automatically converts any external file type into INTACTA.CODE and supports back-end open database communication conduits and custom-developed application program interfaces, or API's, via INTACTA.CODE SDK products. It also includes built in and configurable archive and auditing tools.

     Our INTACTA Express and INTACTA Bridgeway products are marketed to end-users in the healthcare industry for a one-time licensing fee, with potential additional fees for subsequent upgrades and enhancements.

     All of our software products may be downloaded from our website and certain other participating websites that have entered into exclusive arrangements with us to provide for the online purchase and distribution of our products. Support for these software products is also provided from our website.

     In October 2001, we completed development of a prototype of XPRESS.ID 2000, a software application designed to combine biometric facial recognition technology with our encoding technology to provide an integrated verification solution for the security market. XPRESS.ID-2000 works by creating a digital image of an individual that is then processed as a facial template. The image is then securely encoded with INTACTA.CODE and the individual's personal data is then embedded along with the facial image. We believe that with the increase in the use of false identification obtained through the internet and the need to implement more secure programs to verify identities, XPRESS.ID-2000 will provide the biometric identification marketplace with an easy-to-use solution to ensure that information and imaging cannot be tampered with and will remain secure in mobile applications. Identified applications for XPRESS.ID-2000 include visas and passports, drivers licenses, access cards, smartcards, and social security cards.

INTACTA.CODE TECHNOLOGY

     Our core technology is a unique integration of compression, encryption and form factor. The compression engine compresses binary files comprised of text, graphics, audio or video. The encoding engine simultaneously embeds a proprietary error correction algorithm in the INTACTA.CODE to aid in the accurate recovery of the content and format of the original digital file, as well as security features to protect against unauthorized access or use of the INTACTA.CODE. The resulting INTACTA.CODE is a secure, damage resistant graphical representation of the original digital file, which may be maintained or transmitted in digital format or transferred to paper format for storage and/or facsimile transmission. The following is a graphical representation of the functions of our technology:

[GRAPHIC OMITTED]

                                   BINARY DATA
                                        |
                              INTACTA CODE ENCODER
                                        |
                                  COMPRESSION
                                   |
 PASSWORD   ----       ENCRYPTION ENGINE     TIME STAMP ----    USER ID
                                   |         REGISTER       EXPIRATION DATE
ENCRYPTION                         |
2048-BIT                           |                          INTACTA CODE
 128-BIT                           ERROR CORRECTION
  56-BIT                                 |                     TIME STAMP
  40-BIT                                 |
                         SIGNATURE _  ENCODER ENGINE         EXPIRATION DATE
                                         |
                                     INTACTA CODE             ENCRYPTED DATA

                                   Copyright (c) 2001 INTACTA Technologies, Inc.

     The key features of our technology are:

     o Compression. The compression capability of our technology decreases the amount of bandwidth required to transmit data, and the amount of space required to store data. The recipient of a compressed and encoded file may then restore the data to its original format for further review and/or editing.

     o Security. The security features of our technology enable users to protect information contained within INTACTA.CODE. The security features include the ability to restrict access to particular users only, and the ability to verity the sender and content of an INTACTA.CODE file containing sensitive information. Protection can also be layered so that a reader would require a separate and distinct password to access successive layers of information.

     o Error Correction. Our technology offers a robust error correction process, which maintains the integrity of the content and format of the original compressed data in the event of degradation to the medium over which the data is being transmitted. The user can choose the level of error correction required depending on the reliability of the medium being used to transmit or store the data.

     o Transmission and Restoration of Data In Any Form. Our technology enables the encoding and transmission of data from any form, including paper based or digital forms, and across diverse operating platforms, such as PDA's and other mobile computing devices, personal computers, mainframes, servers and databases. With our technology, the recipient of the transmission can decode the data without further manipulation, translation or reconfiguration of the content or format.

     An additional feature of our technology is the interchangeability of certain individual functions such as the compression and encryption modules. These functions may be substituted with the potential customer's legacy compression and encryption programs required by the customer's existing systems. INTACTA.CODE's flexibility and adaptability makes it highly compatible with existing applications and information systems without sacrificing functionality.

     We believe that our core technology provides the following benefits:

     o protects sensitive data such as patient records and business documents from unauthorized access or use through security features, including encoding and authentication;

     o enhances hardware products and software applications of an enterprise's existing communication and information management systems at a cost that is much less than a conversion to a new system but with similar functionality;

     o reduces bandwidth required for storage and transmission of data allowing enterprises to transmit the information in a faster, more cost-effective manner, and requires less space in both digital and paper-based media for the storage and archiving of documents;

     o improves performance of wireless communications and utility of mobile computing devices such as personal digital assistants, notebook and palm-size computers and smart cellular phones by enhancing their ability to receive, store and transmit data; and

     o    maintains compatibility with existing software toolkits.

INDUSTRY

     Today's computer-based business environment has accelerated the transition of enterprises from the historical paper-based business model to a digital model, allowing these enterprises to manage, authenticate, archive and transmit data electronically. This rapid transition, however, has heightened the need for establishing and maintaining the privacy, security and control of data which is stored and transmitted across a wide range of evolving and legacy digital communications and information management systems.

     A report by IDC, a leading provider of technology industry analysis and market data to builders, providers and users of information technology, forecasts that the worldwide market for encryption software will grow from approximately $184 million in 2000 to approximately $365 million in 2005. The report by IDC also indicates the following key market trends that are expected to provide enhanced revenue opportunities for software developers who deliver encryption and security related technologies:

     o Security. As the reliance upon the digital medium for the storage and transmission of data continues to grow, businesses, professionals and individual consumers utilizing this medium are becoming increasingly sensitive to unauthorized access and use of proprietary or personal information. Enterprises are particularly seeking increased security in the following areas:

          -    "data at rest" and other stored data protection,  for information
               such  as  credit  care  numbers,   addresses,   social   security
               information; and

          - copyright protection, from unauthorized access to and subsequent use of copyrighted materials.

     o Privacy and government regulation. Newly introduced government regulations such as HIPAA and the Gramm-Leach-Bliley Financial Modernization Act are requiring improved security and privacy protection for the storage and transmission of certain information.

     o Wireless initiatives. The number of mobile computing devices that can access the Web continues to increase, extending traditional enterprise tiers for maintaining and communicating data utilizing wireless technologies. Revenues from developer toolkits in the encryption area are expected to increase as companies develop applications for the wireless market. File encryption may provide additional protection for data stored on mobile devices that are more prone to being lost or stolen.

     Increased sensitivity to security requirements has resulted in a search for more comprehensive methods of individual identification, particularly with respect to controlling or monitoring access by persons to secure areas, databases, and software applications. In an attempt to meet enhanced security requirements, biometric data such as fingerprint, iris scans, and facial recognition technologies are receiving greater scrutiny and development efforts as an added layer of identification to the more recognized forms of security control such as passwords, personal identification numbers and smartcards.

     We believe that the flexibility and scalability of our technology provides the building blocks for creating a range of solutions addressing the secure communication and management of data in the digital environment.

STRATEGY

     Our strategy is to market our software products and technology directly to software application developers for large enterprises, as well as through strategic relationships with third party solution providers and distributors, independent software vendors and original equipment manufacturers with established distribution channels and with the ability to market value added technology such as ours as a module or incorporate or embed our products and technology into hardware and/or software applications for sale to end users.

     Large Enterprises. A number of large enterprises rely upon internal resources for systems integration and product development with respect to information management and communications. We intend to market our software products and technology as an enhancement to an enterprise's legacy hardware and software products by more efficient means than conversion to a new system.

     Third Party Solution Providers. Third party solution providers such as application service providers and systems integrators as well as independent software vendors and original equipment manufacturers have the ability to integrate value-added technology such as ours. Through strategic relationships with these entities, we intend to directly market and distribute or bundle our technology as a value added service with other software or hardware products to be sold or licensed to end-users.

     Our target markets for marketing and promoting our software products and technology are primarily in the healthcare and security software industries.

     Healthcare

     A key component of our marketing plan is to establish key industry alliances and market our software products and technology as HIPAA-compliant solutions for healthcare organizations. Among other things, the final privacy rule under HIPAA is requiring healthcare organizations to provide for the secure transmission and maintenance of their patient healthcare information. For these organizations to implement or reinforce and support these security efforts, solutions for their legacy paper-based and automated digital systems will be required to integrate paper records, which account for substantially all of their current healthcare records, with electronic media.

     A number of legacy information systems remain in use in the healthcare industry that are difficult to integrate with newer systems or redesign to work with new applications. Additionally, the highly fragmented healthcare information technology market limits the ability to build interfaces between disparate information systems from different vendors making it more difficult to implement a seamless cross-enterprise security system. A December 2000 study by First Consulting Group prepared for the American Hospital Association, supplemented by a March 2001 report by First Consulting Group subsequent to the issuance of the final privacy rule under HIPAA, indicates the potential cost to hospitals attempting to meet the provisions of the privacy rule under HIPAA. These costs, which depend in part on the compliance efforts to be taken by these organizations and the complexity of their information systems, are estimated to be approximately $4 billion over five years for hospitals generally seeking to comply by modifying current information systems and approximately $22.5 billion over the same five-year period for hospitals required to invest in new information systems. We believe that the pervasive security protocol of our core technology provides the capabilities necessary to implement internal integration automation solutions enabling healthcare organizations to utilize their existing communications infrastructure to perform, among other things, secure HIPAA-complaint transmissions via paper-based facsimile as well as e-mail.

     Security Software

     The security software industry is highly fragmented and rapidly evolving, marked by a substantial number of companies developing core competencies in their chosen security segments and start-up and small niche companies seeking to introduce advanced security products. We believe that the compression, encryption and form factor features of our core technology make it attractive for enhancing existing security products or for integrating with advanced products in development, particularly in the biometric identification market, and we have established relationships with security technology providers, analysts, and consultants. A September 2001 report by International Biometric Group projects that the market for biometric technologies is expected to grow from approximately $399 million of revenues in 2000 to approximately $1.9 billion of revenues by 2005, primarily attributable to network access and e-commerce in the private sector and large-scale public sector investment such as by law enforcement agencies. We believe that our core technology can be integrated as an add-on application to existing as well as evolving facial recognition systems or other biometric client-server solutions enabling the integrity of compressed data as well as the secure transmission of biometric information over standard communication systems.

CUSTOMERS

     As a result, primarily of the recent transition of our business from facsimile-based products to licensing of technology and software based upon INACTA.CODE, we have entered into a limited number of licensing agreements with third parties. The following is a list of our customers who have licensed our technology or software applications based on our technology:

     o DataLode, Inc. In July 1999, we entered into a non-exclusive license agreement with DataLode, Inc. to license a software product based upon INTACTA.CODE. DataLode provides warranty registration services to Hewlett Packard and others for products in Europe and North America and utilizes our product to eliminate manual data entry and the need for optical character recognition.

     o Systems Nakashima Co., Ltd. In April 2000, we entered into an agreement with Systems Nakashima Co., Ltd. pursuant to which we granted Fujitsu Limited, a developer of advanced technologies for electronics and telecommunications and one of the largest providers of electronic equipment to the print industry in Japan, a non-exclusive right to license our technology to a certain number of newspapers in Japan. Fujitsu has licensed applications incorporating INTACTA.CODE to Yomiuri Shimbun, a daily newspaper published in Japan with one of the largest daily circulations in the world, allowing its readers to receive multimedia content as part of their paper.

     o Intertek Testing International Ltd. In September 2000 we entered into an agreement to license INTACTA.CODE to Intertek Testing International Ltd., a worldwide products testing inspection and certification company, in connection with a pilot program engaged in by Intertek to evaluate the utility of our products and technology in creating secure electronic certificates, which may be e-mailed or downloaded to a paper based format and subsequently scanned back into electronic format. We believe that these solutions are particularly useful in the import/export industry on account of the fact that results of inspections or assessments of shipments may be encoded, filed electronically and added to the certificates.

     Other than consulting related revenues from our agreement with Systems Nakashima, which accounted for 42% of our revenues for fiscal 2000, we have not generated significant revenues from our third-party licensing agreements.

     For our fiscal year 2001 Cybro Medical, Ltd., DataLode, Inc., and Orsense, Ltd accounted for approximately 59%, 13% and 10%, respectively, of our revenues. For our fiscal year 2000 Systems Nakashima Co. Ltd., Cybro Medical, Ltd. and InterLearn, Ltd accounted for approximately 46%, 30% and 13%, respectively, of our revenues. For our fiscal year 1999, Brother Industries, Ltd. and Cybro Medical, Ltd. accounted for approximately 53% and 40%, respectively, of our revenues. Other than Cybro Medical, Ltd. and Systems Nakashima Co. Ltd., all of the sales to the customers listed above were from products and components related to our discontinued facsimile-based business.

     While substantially all of our marketing efforts are currently to U.S. customers, primarily in the healthcare industry for our HIPPA-based products, we have, in the past, had sales to customers in the Mid-East and Far East. To the extent that marketing and sales of our core technology and related products to customers in foreign countries increases, we may be subject to a number of risk and uncertainties which could reduce our margins and, consequently, our operating results, including:

     o    collection of accounts receivable;

     o    trade restrictions;

     o    fluctuations in currency exchange rates;

     o    export duties and tariffs; and

     o    uncertain political, economic or military developments.

STRATEGIC RELATIONSHIPS

     We have established relationships with a number of solution providers, software developers and advanced product manufacturers ranging from reselling agreements to partnering arrangements for the further research, development, and marketing of viable products or applications integrating our technology. We did not receive any payments for entering into these arrangements and we have not generated revenues at this time from these relationships. Although we do not rely on these third parties for the sale of our technology or products, management believes that they assist in increasing market recognition and interest in our technology. These relationships include:

     o ComponentSource. We have a reseller arrangement with ComponentSource, a global eBusiness and the world's largest marketplace and community for software components and tools for download via its website of our INTACTA.CODE SDK Developer's Edition and related products. ComponentSource's customer base spans over 100 countries.

     o Fujitsu Limited. Beginning in December 2000, Fujitsu made our technology available on their website to provide encoding and decoding services to their users, as part of a test program through the end of March 2001. In February 2001, Fujitsu pre-installed a version of our INTACTA.CODE capable of decoding color images, text and hyperlinks in HTML format, in approximately 1,000,000 newly manufactured personal computers.

     o Imagis Technologies, Inc. In October 2001, we entered into a business alliance with Imagis Technologies, Inc., an affiliated company involved in biometric and facial recognition technology, for the development of an application for the secure encoding, storage and access of images and data for identification purposes. Imagis has installed versions of its biometric facial recognition technology at Pearson International Airport in Toronto, in several Royal Canadian Mounted Police facilities in Canada and in several cities in California, and Mexico.

     o EMSi, Inc. We have a co-marketing relationship with EMSi, Inc., for the delivery of INTACTA.CODE embedded solutions to the healthcare marketplace. EMSi provides development tools to enable data translation and interchange among disparate systems. Their client base includes SafeCo, Xcare, Blue Cross/Blue Shield of Massachusetts, and HealthPlus PHSP of Brooklyn.

     In addition, we are a member of certain partnering or enablement programs established by each of IBM Corporation, Compaq Computer Corporation and Microsoft Corporation for the development of advanced technologies and applications for their respective hardware and software products. We have not generated revenues at this time from our membership in these programs.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are conducted at our Israel subsidiary and at our headquarters in Atlanta, Georgia. At our Israel facility we engage in demonstrations and feasibility tests of our software products and technology for prospective customers and in customizing or configuring our technology to a customer's specific application or product. At our Atlanta headquarters we perform certain feasibility testing of potential applications and non-complex adaptation of our technology, as well as provide a liaison between our existing and prospective clients and our research and development team in Israel.

     For our fiscal years 1999, 2000 and 2001, our research and development expenses were $1,047,400, $1,133,000 and $1,206,400, respectively representing 27.1%, 22.5% and 32.3%, respectively, of our aggregate operating expenses for each of those periods. We intend to engage in further research efforts to refine and enhance our technology and develop additional software products based on our technology for commercial marketing and distribution.

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

COMPETITION

     The market for digital communication and data management applications and solutions is characterized by intense competition and rapidly changing business conditions, customer requirements and technologies. We believe that the primary competitive factors for technologies and software products addressing secure compression, storage and transmission of data are price, functionality and compatibility, adaptability to evolving products, performance, timelines of enhancements and customer support.

     Our core technology and related products integrate several features including encryption, compression and error-correction which extend the value of such technology and products beyond traditional bar codes and provide value-added communication applications not necessarily available from encryption software providers. Consequently, while we may compete in the data encryption sector with companies such as RSA Security Inc., Certicom Corp. and Checkpoint Systems Inc. and companies in the digital communications sector such as Symantec Corp. and Bsquare Corporation, as well as smaller development companies, management believes that there is no direct competitor that currently offers products with the unique characteristics and capabilities provided by our technology and software products. However, as a result of our business transition from facsimile based products, our recent commercial development of products and our limited marketing resources, we have not established a meaningful market share for our products and technology. Moreover, to the extent that other companies develop functionally equivalent or superior products or technologies to INTACTA.CODE, our technology could become obsolete or less marketable.

     The majority of our competitors are well established companies with reputations for success in the development, licensing and sale of their products and technology that have substantially greater financial, technical, personnel and other resources than we do. Our ability to compete, therefore, will depend on our ability to successfully market and continually enhance our software products and technology.

INTELLECTUAL PROPERTY

     Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of patent, copyright and trademark registrations and trade secrets and non-disclosure agreements to establish and maintain our intellectual property rights. We hold the following five Israel patents and two United States patents, with corresponding foreign patents in Canada, Europe, Australia and South Africa, as well as the following patent applications pending registration:

Description of Registered Patents                                          Patent No.          Expiration Date
---------------------------------                                          ----------          ---------------
Process for making printed matter and matter obtained by said              Israel #96118       October 25, 2010
  process
Process and device for authenticating documents                            Israel #96969       January 11, 2011

Process and apparatus for transmitting messages                            Israel #96973       January 16, 2011

Process for transmitting and/or storing information                        Israel #103755      November 15, 2012

Process and apparatus for transmitting and/or storing                      Israel #105493      April 22, 2013
  compressed information

Graphic matter and process and apparatus for producing,                    U.S. #5,313,564     July 10, 2011
  transmitting and reading the same

Apparatus and method for storing and transmitting data between a           U.S. #5,790,640     July 21, 2016
computer, a facsimile machine and a telephone network

                                                                           Country Filed/      Corresponding
Description of Pending Patents                                             Application No.     Applications
------------------------------                                             ---------------     ------------
Process for transmitting and/or storing information                        Japan / 5-285375

Process for transmitting, receiving and/or storing information             Israel / 124152     Japan, Canada, France,
                                                                                               Germany and United
                                                                                               Kingdom

     As part of our operating procedures, we generally enter into intellectual property rights, confidentiality and nondisclosure agreements with each of our key employees and consultants and limit access to and distribution of our technology and related documentation and information. Our confidentiality and non-disclosure agreements include provisions with regard to our maintaining ownership of technological developments.

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

     There is a risk that our technology may infringe upon the proprietary rights of third parties. In addition, whether or not our technology infringes on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our technology or seek licenses for these intellectual property rights. We may not be able to modify our technology or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could adversely affect our business.

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

SEGMENT INFORMATION

     See Note 12 of Notes to Consolidated Financial Statements included in this report after Part IV

EMPLOYEES

     As of March 31, 2002, we employed a total of 15 employees. Of such employees, 10 are full time and 5 are part-time, including 8 in research and development, 2 in marketing and sales and 5 in administration. If the need arises for additional research and development employees and we are unable to hire qualified employees in a timely manner, we may outsource non-critical research and development projects to third parties. None of our employees are represented by a union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

     Our principal administrative and marketing facility is located in Atlanta, Georgia and consists of approximately 4,000 square feet of office space pursuant to a lease that expires in February 2006. We also conduct a limited amount of research and development activities at this facility.

     Our principal research and development facility is located in Beer Sheva, Israel and consists of approximately 2,300 square feet pursuant to a lease that expires in July 2005. We believe that our current administrative, marketing and research facilities are adequate for our planned future operations.

ITEM 3. LEGAL PROCEEDINGS

     In November 2001, Datastrip International Limited, an Ireland company, filed a complaint in the United States District Court for the Northern District of Georgia against Intacta alleging patent infringement by Intacta. Datastrip claims that our INTACTA.CODE technology and its production, use, marketing and sales infringes upon certain bar-code technology claimed by a patent purported to be owned by Datastrip. In addition to preliminary and permanent injunctions sought by Datastrip against Intacta from further alleged infringement of its patent, Datastrip seeks an unstated amount of monetary damages equal to three times the amount the court would deem sufficient to compensate Datastrip for the alleged infringement.

     Intacta believes that Datastrip's claims are without merit and intends to vigorously defend this lawsuit. We have filed a counterclaim against Datastrip seeking, among other things, preliminary and permanent injunctive relief, declaratory judgments as to the invalidity and unenforceability of Datastrip's purported patent and its claim of infringement against Intacta, as well as monetary damages, reasonable attorney's fees and litigation expenses.

     Since this lawsuit is in an early stage, however, we cannot predict the outcome and cannot assure you that it will be resolved in our favor or that an outcome of any further litigation or settlement would not have a material adverse effect on our operations or financial condition.

     Other than the proceeding noted above we are not aware of any other pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

RISK FACTORS

Risks Related to Our Financial Condition

WE HAVE INCURRED LOSSES SINCE INCEPTION AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

     We have incurred significant net losses in each fiscal year since our inception and expect losses to continue. During the year ended December 31, 2000, we had a net loss of approximately $4.5 million and for the year ended December 31, 2001, we had a net loss of approximately $3.5 million. We cannot assure you that our future operations will ever become profitable.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Primarily as a result of our recurring losses, our independent auditors qualified their opinion on our 2001 financial statements and in the two preceding years to include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

BECAUSE OUR OPERATIONS DO NOT GENERATE CASH FLOW, IF WE ARE UNABLE TO OBTAIN FINANCING WHEN NEEDED, WE MAY BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

     Our operating requirements have been and will continue to be significant. Our operations do not currently generate positive cash flow. Based upon current estimates, we believe that we will be able to fund our operating activities and capital requirements only through the middle of the second fiscal quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause us to expend our cash and cash equivalents in a shorter period of time, in which case we may be required to seek additional financing sooner in order to fund our capital and operating activities. We do not have any current arrangements with respect to other potential sources of additional financing. We cannot assure you that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to obtain financing when needed, we may be required to curtail or cease operations.

Risks Related to Our Operations

WE MAY NOT BE ABLE TO ACHIEVE MARKET ACCEPTANCE FOR SOFTWARE PRODUCTS INCORPORATING OUR TECHNOLOGY.

     Because our technology and related software products have only recently been introduced and are marketed in a rapidly evolving industry, market acceptance of our technology is uncertain. Despite the expanding market for secure data transmission and storage solutions, we have not been able to increase our market acceptance and our revenues from software licensing has declined. We will be required to expend a substantial amount of funds on marketing efforts to inform end-users of the perceived benefits and advantages of our technology and to update and enhance our existing products and technology on a timely basis. We cannot assure you that we will have the funds or other resources necessary to achieve our marketing and product-enhancement objectives and successfully compete in our markets or that these increased efforts, if engaged in, will result in successful commercialization and market acceptance of our software products and technology. Moreover, potential customers may elect to utilize competitive products and services embodying new technologies that they believe to be more efficient and have other advantages over our technology.

OUR FUTURE REVENUE GROWTH DEPENDS SUBSTANTIALLY ON OUR ABILITY TO SUCCESSFULLY IDENTIFY APPLICATIONS OR PRODUCTS FOR WHICH OUR TECHNOLOGY MAY BE DEVELOPED AND MARKETED.

     If we are unable to identify applications or products that will achieve widespread commercial acceptance or adapt or enhance our technology for these applications or products we will be unable to expand the market for our technology. Adapting and enhancing technology as complex as ours will be subject to risks of unanticipated technical or other problems and possible insufficiency of funds which could result in a delay of introduction or abandonment of the proposed application or product. We cannot assure you that we will be able to identify applications or products, adapt our technology for specific applications or products on a timely basis or be able to achieve significant market acceptance of our technology.

WE HAVE LIMITED MARKETING CAPABILITIES AND WILL BE DEPENDENT UPON ARRANGEMENTS WITH THIRD-PARTY SOLUTION PROVIDERS TO MARKET AND DISTRIBUTE OUR TECHNOLOGY.

     We have limited marketing experience, as well as limited financial, personnel and other resources, to undertake extensive marketing activities. As a result, we rely to a large extent on arrangements with third party solution providers for the marketing and distribution of our technology. We have only recently entered into marketing arrangements with a limited number of third-party solution providers and other strategic partners and, accordingly, have not developed any meaningful sales through any of these marketing arrangements. Our prospects will depend on our ability to develop and maintain strategic relationships with additional solution providers and upon the marketing and distribution efforts of these solution providers. Additionally, the time and resources devoted to these activities generally will be contributed to and controlled by these third parties and not by us. A decline in the financial prospects of a third-party solution provider or other strategic partner with whom we develop a significant marketing relationship could adversely affect our sales efforts.

WE FACE INTENSE COMPETITION IN THE MARKETS FOR OUR TECHNOLOGY, WHICH COULD RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS OR LOSS OF OUR MARKET SHARE.

     The markets for our technology are characterized by rapidly changing technological and industry standards. As a result, to compete effectively, companies must be able to develop new products, technologies and applications to respond to these changes. Because we have limited resources, we may not be able to develop new products, technologies and applications or otherwise compete successfully. Many of our competitors have substantially greater financial, technical, personnel, and other resources than we do and have established reputations for success in the development, licensing, and sale of their products and technology. Additionally, future technologies or products could render our technology obsolete or less marketable. As a result of our limited resources, significant competition and the nature of the markets for our technology, we may not be able to compete successfully.

AS AN EARLY-STAGE COMPANY, OUR LIMITED OPERATING HISTORY IS NOT A RELIABLE PREDICTOR OF OUR FUTURE OPERATING RESULTS AND WE FACE MANY RISKS INCLUDING LIQUIDITY PROBLEMS, DELAYS AND UNCERTAINTIES.

     We were organized in October 1997 and did not commence active operations until May 1998. In addition, during 1998, we shifted the focus of our business from production and sale of facsimile-based products to the development of advanced products based upon our proprietary technology. More recently we have determined to focus on the commercial exploitation of our technology for applications and solutions in the area of data compression and transmission. Because our business has significantly changed and much of our historical operating results do not reflect our current operations, we have a limited relevant operating history upon which you can evaluate our performance and prospects. Additionally, we face many of the risks, expenses, delays, problems and uncertainties encountered by early-stage companies in rapidly evolving markets, including generating and maintaining sufficient liquidity for operating and capital expenses as well as identifying, developing and marketing commercially viable products on a timely basis, which could materially adversely affect our business and results of operations.

THE MAJORITY OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES ARE CONDUCTED IN ISRAEL, WHICH MAY BE SUBJECT TO ECONOMIC, MILITARY AND POLITICAL INSTABILITY.

     Our principal research and development facility is located in Beer Sheva, Israel. We are, therefore, directly influenced by the economic, political and military conditions in Israel and the Middle East. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel could have a material adverse effect on our operations.

WE ARE THE SUBJECT OF A PATENT INFRINGEMENT CLAIM BY A THIRD PARTY.

     In November 2001, Datastrip International Limited, an Ireland company, filed a complaint in the United States District Court for the Northern District of Georgia against us alleging patent infringement. In addition to preliminary and permanent injunctions sought by Datastrip from further alleged infringement of its patent, Datastrip seeks an unstated amount of monetary damages equal to three times the amount the court would deem sufficient to compensate Datastrip for the alleged infringement. Since this lawsuit is in an early stage, we cannot predict the outcome and cannot assure you that it will be resolved in our favor or that an outcome of any further litigation or settlement would not have a material adverse effect on our operations or financial condition.

Risks Related to Our Securities

MOST OF OUR SHARES OF COMMON STOCK ARE CURRENTLY ELIGIBLE FOR SALE AND COULD BE SOLD IN THE MARKET IN THE NEAR FUTURE, WHICH COULD DEPRESS OUR STOCK PRICE.

     We currently have 20,345,924 shares of common stock outstanding, 12,358,920 of which are currently freely tradeable without restriction under the Securities Act of 1933. Of the remaining 7,987,004 shares outstanding, 6,412,004 shares have been registered for resale. The balance of shares outstanding are restricted securities, however, substantially all of these restricted securities have been held for more than two years and are available for resale pursuant to Rule 144 promulgated under the Securities Act.

     The sale of a significant number of shares of common stock could adversely affect the market price of our common stock. Moreover, as these shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

THE SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS AND WARRANTS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND COULD INTERFERE WITH OUR ABILITY TO RAISE CAPITAL.

     We currently have outstanding options and warrants to purchase an aggregate of 5,599,474 shares of our common stock, at exercise prices ranging from $.75 to $3.50 per share. To the extent that the outstanding options and warrants are exercised, dilution to the percentage of ownership of our stockholders will occur and any sales in the public market of our common stock underlying those options and warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants can be expected to exercise them when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options and warrants.

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES WHICH CAN EFFECT THE MARKET LIQUIDITY AND THE ABILITY OF PURCHASERS TO SELL OUR COMMON STOCK.

     Because our common stock is not listed on the Nasdaq National or SmallCap markets or a national securities exchange and the trading price of our common stock is below $5.00 per share, trading in our common stock is subject to the SEC's penny stock rules, which severely limit the market liquidity of our common stock and the ability of purchasers to sell their shares. As a result, a purchaser of our common stock could find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock.

                                     PART II

ITEM 5. MARKET PRICE FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "ITAC.OB" since August 19, 1999. From May 28, 1998 to August 19, 1999, our common stock was quoted on the OTC Bulletin Board under the symbol "ZFAX.OB." The following table shows the high and low bid prices of our common stock as reported by the OTC Bulletin Board for the fiscal years ended December 31, 2000 and 2001 and for the first and second quarters of fiscal 2002 through April 10, 2002:

                                                   HIGH         LOW
                                                   ----         ---
2000
   First Quarter................................   $6.25       $2.25
   Second Quarter ..............................    4.88        2.38
   Third Quarter ...............................    4.31        4.00
   Fourth Quarter ..............................    3.75         .78

2001
   First Quarter................................    1.38         .30
   Second Quarter...............................     .58         .13
   Third Quarter................................     .28         .14
   Fourth Quarter...............................     .62         .09

2002
   First Quarter................................     .40         .11
   Second Quarter (through April 10, 2002)......     .25         .19

     The OTC Bulletin Board is a more limited trading market than the Nasdaq SmallCap or Nasdaq National Markets, and timely, accurate quotations of the price of our common stock may not always be available. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume. Additionally, the foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual retail transactions.

     The trading price of our common stock may be highly volatile as a result of factors specific to us or applicable to our market and industry in general. These factors, include:

     o variations in our annual or quarterly financial results or those of our competitors;

     o changes by financial research analysts in their recommendations or estimates of our earnings;

     o conditions in the economy in general or in the information technology service sector in particular; and

     o announcements or technological innovations or new products by us or our competitors.

     In addition, the stock market, particularly the Nasdaq SmallCap Market and the OTC Bulletin Board, has recently been subject to extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, some companies have been sued by their stockholders. If we were sued, it could result in substantial costs and a diversion of management's attention and resources, which could adversely affect our business.

     On April 10, 2002, the last reported sale price of our common stock on the OTC Bulletin Board was $.20 per share. As of April 10, 2002, there were approximately 77 record owners of our common stock. We believe that there are many beneficial owners of our common stock whose shares are held in "street name".

     We have never declared and do not anticipate declaring or paying any dividends on our common stock in the near future. We intend to retain future earnings, if any, that may be generated from our operations to finance our future operations and any possible expansion. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our board of directors in its discretion deems relevant.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     During the year ended December 31, 2001 we granted an aggregate of 1,325,000 options under our 1998 Stock Option Plan to certain of our directors, officers, employees and consultants at an exercise price of $0.75 per share. Additionally, during the year ended December 31, 2001, we granted an aggregate of 1,003,000 options under our 2000 Stock Option Plan to certain of our directors, officers, employees and consultants at an exercise price of $0.75 per share. In connection with the foregoing transactions, we relied on the exemption from registration requirements under the Securities Act provided by Section 2(a)(3) and/or 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are qualified in their entirety by reference to, and you should read them in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report and the audited consolidated financial statements and notes to those financial statements included in and made part of this prospectus. We have derived the balance sheet and statement of operations data at and for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1999 from our audited consolidated financial statements which are not included in this report and we have derived the statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 from our audited consolidated financial statements included in and made part of this report.

STATEMENT OF OPERATIONS DATA:

                                                                   YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------

                                           1997             1998             1999             2000             2001
                                       ------------     ------------     ------------     ------------     ------------

Revenues ..........................    $    894,900     $    137,800     $    137,400     $    794,500     $    140,800
Operating expenses:
   Cost of revenues ...............         357,500          336,300           90,500          417,500           78,900
   Research and development .......         343,200          903,500        1,047,400        1,133,000        1,206,400
   Sales and marketing ............         297,000          113,100          113,200        1,182,100          733,100
   General and administrative .....       1,353,100        1,699,400        2,619,800        2,306,500        1,715,400
                                       ------------     ------------     ------------     ------------     ------------


      Total operating expenses ....       2,350,800        3,052,300        3,870,900        5,039,100        3,733,800
                                       ------------     ------------     ------------     ------------     ------------

Loss from operations ..............      (1,455,900)      (2,914,500)      (3,733,500)      (4,244,600)      (3,593,000)
Interest income (expense) .........        (755,300)        (210,000)          95,300         (298,900)          82,600
Taxes and other ...................          11,500          (21,300)          20,600           (7,700)         (11,000)
                                       ------------     ------------     ------------     ------------     ------------

Net loss ..........................    $ (2,199,700)    $ (3,145,800)    $ (3,617,600)    $ (4,551,200)    $ (3,521,400)
                                       ============     ============     ============     ============     ============

Basic and diluted net loss
  per common share ................    $       (.19)    $       (.19)    $       (.20)    $       (.25)    $       (.17)
                                       ============     ============     ============     ============     ============
Basic and diluted weighted
  Average Common Stock
  Outstanding .....................      11,486,000       16,701,583       17,790,000       18,483,179       20,345,924
                                       ============     ============     ============     ============     ============

BALANCE SHEET DATA:

                                                                          DECEMBER 31,
                                       --------------------------------------------------------------------------------

                                           1997             1998             1999             2000             2001
                                       ------------     ------------     ------------     ------------     ------------

Cash and cash equivalents .........    $    169,100     $  3,047,100     $    917,400     $  3,904,500     $    679,000
Working capital (deficit) .........      (9,693,400)       1,924,200          574,100        3,641,500          393,700
Total assets ......................       1,151,800        3,760,700        1,570,900        4,260,500          981,300
Long-term obligations .............               0                0                0                0                0
Total stockholders' equity
    (deficit) .....................      (9,407,800)       2,268,600          841,500        3,865,200          581,900

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     We are engaged in the development and marketing of software products based on our INTACTA.CODE technology which provides solutions and applications for the secure storage and bi-directional transmission of data in digital and non-digital media.

     Our revenues were $137,400 for fiscal 1999, $794,500 for fiscal 2000 and $140,800 for fiscal 2001.

     Our revenues in fiscal 1999 reflect the transition of our business from the production and sale of facsimile storage and retrieval products to development of software products based upon our core technology. Revenues from the licensing of our technology for fiscal 1999 were $73,400, representing approximately 53.4% of our total revenues for fiscal 1999. The remainder of our revenues for fiscal 1999 were derived from the sale from our inventory of products and component parts relating to our discontinued facsimile-based business.

     Through the second quarter of fiscal 2000, primarily as a result of our limited financial resources and personnel available for marketing activities, we made limited progress in establishing further licensing arrangements for our technology. The majority of our revenues during this time were generated primarily from a consulting arrangement and the sale of discontinued hardware products. This consulting project was a one-time service performed for one of our clients and was completed during the second quarter of fiscal 2000. Consulting fees from this project accounted for approximately 42% of our total revenues for fiscal 2000. While we may perform certain consulting, maintenance and other support services for prospective customers that license our technology or software products, for which we anticipate generating additional fees, we do not anticipate any meaningful portion of our revenues in the future to be derived from these consulting and related services. Beginning in the second quarter of fiscal 2000, as a result of increased resources and a shift of personnel to marketing activities, we entered into two licensing arrangements for our technology with third-party enterprises. For fiscal 2000, our licensing revenues were $94,000. Although this represented an increase of approximately 28% from fiscal 1999, licensing revenues accounted for only approximately 12% of our total revenues in fiscal 2000. Sales of certain test platforms constructed principally from component parts from our discontinued facsimile business, the production and sale of which has since been discontinued, together with sales of other products from our inventory of discontinued facsimile business, accounted in the aggregate for approximately 46% of our total revenues for fiscal 2000.

     As a result of our continuing shift in business strategy toward licensing of our technology and software applications combined with the depletion of the remaining inventory of hardware and other non-proprietary computer processing equipment from our discontinued facsimile business, our sales of products and components decreased to $94,400 for fiscal 2001, representing an approximate 74% decrease from the prior year. Further, as a consequence of our reduced marketing resources resulting in our inability to obtain additional customers for our Developer's Edition and Enterprise Edition SDK products, as well as extended sales cycles for implementation of our technology and related products to existing customers, royalties from licensing arrangements decreased to $46,400 for fiscal 2001, representing an approximate 51% decrease in such revenues from the prior year.

     In March 2001, we introduced a suite of INTACTA.CODE software development kits, or SDK's, for integration by software developers in applications requiring secure transmission and storage of compressed data, and, in October 2001, we introduced a suite of data communications software products addressing security features in connection with new privacy requirements under HIPAA. Although the release of our SDK products generated increased activity to our web site and initiated downloads of our INTACTA.CODE Trial Version SDK, we have not yet received any meaningful revenues from this product line or from our data communications software products addressing HIPAA regulations.

     Our sales cycle for the licensing of our technology and related software products which commences at the time a prospective customer demonstrates an interest in licensing the technology or product and ends upon the delivery and installation of the technology or product will vary depending upon the customer and the product sought to be licensed. Sales of products such as the INTACTA.CODE SDK Developer's Edition and the INTACTA Express-Healthcare Edition may have shorter sales cycles resulting from their specific utilities whereas sales cycles for products such as INTACTA.CODE SDK Enterprise Edition and INTACTA Bridgeway-Healthcare Edition could extend for periods of nine months or more, depending on the time required by the customer to evaluate the utility of the product to its operations.

     Our independent auditors have included an explanatory paragraph in their report on our financial statements for each of the three years in the period ended December 31, 2001, stating that recurring losses from operations and an accumulated deficit at December 31, 2001 of $25,743,800 raise substantial doubt our ability to continue as a going concern.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to year ended December 31, 2000

     Revenues. Revenues decreased by $653,700 or 82.3% to $140,800 for the year ended December 31, 2001, from $794,500 for the year ended December 31, 2000. This decrease was primarily attributable to (i) consulting revenue in the year ended December 31, 2000 of $329,300 from a one-time consulting project completed in the second quarter of fiscal 2000, (ii) reduced royalty revenues from existing licensing arrangements from $94,000 to $46,400 and (iii) more limited sales of products and components from our discontinued facsimile-based business.

     Cost of products and components. Cost of products and components was $78,900 for the year ended December 31, 2001, a decrease of $224,700, or 74.0%, compared to $303,600 of such costs for the year ended December 31, 2000. The decrease in such costs was primarily attributable to the corresponding reduction in sales of discontinued products and components.

     Consulting fees expense. We did not incur any consulting fees expense for the year ended December 31, 2001, compared to $113,900 of such consulting fees expense for the year ended December 31, 2000 resulting from the consulting project we performed in the second quarter of fiscal 2000.

     Research and development expenses. Research and development expenses increased by $73,400 or 6.5% to $1,206,400 for the year ended December 31, 2001, from $1,133,000 for the year ended December 31, 2000. The increase was primarily attributable to the reclassification of $108,900 of these costs as consulting fees expense and, to a lesser extent, from personnel, office and other support facility costs related to research and development at our Atlanta headquarters and additional research and development support at our Israel facility in connection with the development of our new SDK and data communications software products. This increase was partially offset by a decrease in non-cash charges to $189,200 for year fiscal 2001 from $361,600 for year fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses decreased by $449,000 or 38.0%, to $733,100 for the year ended December 31, 2001, from $1,182,100 for the year ended December 31, 2000. The decrease was primarily attributable to the reduction of expenses related to marketing materials, as well as consultants and other outside services, and the reduction in non-cash charges to $7,800 for fiscal 2001 from $69,600 for fiscal 2000, to account for options previously granted below fair market value as compensation to employees and consultants.

     General and administrative expenses. General and administrative expenses decreased by $591,100 or 25.6% to $1,715,400 for the year ended December 31, 2001, from $2,306,500 for the year ended December 31, 2000. This decrease was attributable to the reduction in non-cash charges to $41,100 for fiscal 2001 from $571,500 for fiscal 2000 to account for options previously granted below fair market value as compensation to employees and consultants. The foregoing decrease in expenses was partially offset by (i) additional salaries and costs related to an increase in our administrative staff, and (ii) third-party consulting and professional fees in connection with business strategy development and management and operation of our business.

     Interest income (expense), net. Net interest income was $82,600 for the year ended December 31, 2001 compared to ($298,900) of net interest expense for the year ended December 31, 2000. The net increase was primarily the result of interest earned during fiscal 2001 on cash balances resulting from funds received from our October 2000 private placement, as compared to interest expense related to debt incurred in our May and June 2000 bridge loan financing and accretion of related warrants recognized during fiscal 2000.

     Net loss. As a result, our net loss decreased by $1,029,800 or 22.6 % to $3,521,400, or $(.17) per share, for the year ended December 31, 2001, as compared to our net loss of $4,551,200, or $(.25) per share, for the year ended December 31, 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Revenues. Our revenues increased by $657,100 or 478.2% to $794,500 for the year ended December 31, 2000, from $137,400 for the year ended December 31, 1999. This increase was primarily attributable to (i) consulting fees which we earned in our second quarter of fiscal 2000 relating to a custom programming project performed for an existing client, and (ii) sales of products and components which increased by approximately 468% from the prior comparable period primarily resulting from the sale of software development test platforms and surplus memory chip inventory. In addition, revenues from licensing arrangements increased by 28.1% to $94,000 for the year ended December 31, 2000 from $73,400 for the prior comparable period.

     Cost of products and components. Cost of products and components was $303,600 for the year ended December 31, 2000, representing an increase of $213,100 or 235.5% compared to $90,500 of such costs for the year ended December 31, 1999. The increase in such costs was attributable to (i) purchase costs of components consumed in the manufacture of test platforms sold, (ii) sales of surplus non-proprietary computer processing chips held in inventory and sold in the first quarter of 2000, and (iii) a write-off of obsolete inventory related to discontinued hardware products.

     Consulting fees expense: We incurred consulting fees expense of $113,900 for the year ended December 31, 2000, resulting from a consulting project we performed in the second quarter of fiscal 2000. We did not incur any of such costs for the year ended December 31, 1999.

     Research and development expenses. Research and development expenses increased by $85,600 or 8.2% to $1,133,000 for the year ended December 31, 2000, from $1,047,400 for the year ended December 31, 1999. The increase was attributable to (i) an increase in material costs consumed in operations as well as an increase in personnel and related office and other support facility costs related to research and development, and (ii), an increase in non-cash charges to $361,600 for fiscal 2000 from $222,400 for 1999 to account for options previously granted below fair market value as compensation to employees and consultants. This increase was partially offset by the reclassification of $108,900 of such costs as consulting fees expense.

     Sales and marketing expenses. Sales and marketing expenses increased by $1,068,900 or 944.3% to $1,182,100 for the year ended December 31, 2000, from
$113,200 for the year ended December 31, 1999. The increase in sales and marketing expenses was primarily attributable to (i) increased salaries and related costs resulting from the hiring of new personnel in connection with our decision to renew the focus on marketing our Intacta technology, (ii) costs for the development of marketing materials and related market research, and (iii) a non-cash charge of $69,600 for fiscal 2000 to account for options previously granted below fair-market value as compensation to certain employees and consultants. No similar charge was required for fiscal 1999.

     General and administrative expenses. General and administrative expenses decreased by $313,300 or $12.0% to $2,306,500 for the year ended December 31, 2000, from $2,619,800 for the year ended December 31, 1999. The decrease in general and administrative expenses was attributable to the reduction of the non-cash stock option charge to $571,500 for fiscal 2000 from $1,016,000 for fiscal

1999, partially offset by administrative costs associated with our bridge loan financing and private placement during 2000.

     Interest income (expense), net. Net interest expense was $(298,900) for the year ended December 31, 2000 compared to $95,300 of net interest income for the year ended December 31, 1999, primarily as a result of the short-term debt incurred in the second and third quarters of 2000 in connection with our bridge financing.

     Net loss. As a result, our net loss increased by $933,600 or 25.8 % to $4,551,200, or $(.25) per share, for the year ended December 31, 2000, as compared to a net loss of $3,617,600, or $(.20) per share, for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since  inception,   we  have  financed  our  operating  costs  and  capital
requirements primarily through:

     o    the private sale of our capital stock to various parties;

     o non-interest-bearing loans from Valor Invest Limited, an affiliate of our Chairman of the Board, substantially all of which was subsequently repaid or converted into equity; and

     o    cash acquired in connection with the acquisition of our subsidiaries.

     In April and May 1998, we sold, in two private placements, an aggregate of 150,000 shares of our common stock at a price of $3.00 per share, for aggregate gross proceeds of $450,000.

     In December 1998, we sold, in a private placement, 1,000,000 shares of our common stock at a price per share of $4.00 for gross proceeds of $4,000,000.

     From December 1997 through December 31, 1998, Valor made several non-interest-bearing loans to us in the aggregate amount of $2,172,000. During the first six months of 1999, we repaid $1,131,000 of these loans. In June 1999, we converted $952,000 of these loans into 238,000 shares of our common stock at the rate of $4.00 per share. At December 31, 1999, a balance of $89,000 of loans from Valor remained outstanding.

     During the first half of 2000, Valor made an additional $704,500 of non-interest-bearing loans to us, of which we subsequently repaid $312,000. In May 2000, Valor converted $250,000 of the unpaid balance of these loans into 2.5 units identical to the units offered by us in our bridge financing described immediately below. Valor also agreed to subordinate the balance of its loans to us to our repayment of the bridge notes issued in our bridge financing. As discussed below, Valor converted the principal amount of the notes included in the units it acquired in May 2000 as well as a substantial portion of its subordinated loans into units offered in our October 2000 private placement.

     In May and June 2000, we completed a bridge financing, in which we issued 25 units, each unit consisting of a $100,000 principal amount bridge note and bridge warrants to purchase 25,000 shares of common stock at an exercise price of $3.50 per share, for aggregate gross proceeds of $2,500,000.

     In October 2000, we completed a private placement in which we issued an aggregate of 2,333,310 units consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $3.50, for aggregate gross proceeds of $7,000,000. Approximately $2,267,000 of the gross proceeds received in the private placement represented the conversion of the principal and accrued interest of a majority of the outstanding bridge notes into units in the private placement. A portion of the proceeds of the private placement was used to repay the principal and accrued interest on the balance of outstanding bridge notes not converted into units in the private placement. After deduction of cash commissions and related expenses as well as the conversion of the bridge notes, we received approximately $3,522,000 in net proceeds from the private placement. In connection with the private placement, Valor converted the principal amount of its notes into units in the private placement. Valor also converted a substantial portion of its outstanding subordinated loans into units in the private placement.

     At December 31, 2001 we had $679,000 in cash and cash equivalents, the majority of which represented the balance of proceeds remaining from our October 2000 private placement. At December 31, 2001, we had working capital of $393,700 as compared to working capital of $3,641,500 at December 31, 2000.

     Cash used in operating activities for the year ended December 31, 2001 was $3,168,600, primarily consisting of our net loss and an increase of $106,800 in other current assets and partially offset by $238,100 of non-cash compensation expense, the write-down of obsolete inventory of $53,100, and a decrease in accounts receivable of $56,300. Cash used in investing activities was $56,900. As a result, we had a net decrease of $3,225,500 in cash and cash equivalents during the year ended December 31, 2001.

     Cash used in operating activities for the year ended December 31, 2000 was $3,158,600, primarily consisting of our net loss and a decrease of $411,000 in accounts payable, partially offset by $1,002,700 of non-cash compensation expense, and the interest accretion of common stock warrants related to our bridge financing of $276,200, and the write-off of obsolete inventory related to facsimile-based products of $222,900. Cash used in investing activities was $61,300. Cash provided by financing activities was $6,207,000 primarily as a result of net proceeds received in our bridge financing in May and June 2000 and our private placement in October 2000. As a result, we had a net increase of $2,987,100 in cash and cash equivalents during the year ended December 31, 2000.

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

     Other than the leases for our offices and research facilities in Atlanta, Georgia and Beer Sheva, Israel, and certain computer equipment relating to our research and development activities, we do not have any material capital obligations and we do not anticipate making any material capital expenditures in the immediate future. Our aggregate minimum commitments under our existing operating leases for fiscal 2002, 2003 and 2004 are $153,000, $153,300 and $144,500, respectively. Additionally, we do not carry any material short or long-term debt or other financing commitments. As a result, the majority of our business costs are the direct result of our operating costs including personnel expenses, such as payroll, and other facility maintenance and overhead expenses.

     We are not currently generating sufficient revenues from our operations to fund our operating costs and expenses. We have incurred losses to date resulting in an accumulated deficit as of December 31, 2001 of $25,743,800. We anticipate losses to continue. Since September 30, 2001 we have reduced our personnel by approximately 30% and we have recently instituted a firm-wide reduction of salaries by 20%. As of February 28, 2002, we had cash and cash equivalents of approximately $385,000. Based upon our recent cost-reduction efforts, management estimates that cash and cash equivalents will be sufficient to fund our operating activities and capital requirements into the middle of our second quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause us to expend our cash and cash equivalents in a shorter period of time.

     In addition to our cost-reduction efforts, we have engaged in, or are currently engaging in, the following activities in an effort to increase revenues and obtain financing to supplement our cash and cash equivalents in order to meet our operating costs over the next 12 months:

     o Conducting a marketing program involving several pilot sites in which we have installed our data communications software products for application solutions under HIPAA's privacy regulations. We anticipate that we will begin to generate revenues from one or more of these sites in the second quarter of fiscal 2002;

     o Developing a qualified value-added reseller program for our INTACTA Bridgeway product;

     o Seeking to establish additional business alliances for the integration of our technology into firmware products in the area of secure data storage, transmission and retrieval, and obtaining financing from these business alliances.

     We have recently concluded negotiations with Zixsys Inc., a newly formed joint venture between Sanyo Semiconductor Corporation and Imagis Technologies, Inc., relating to the licensing of our technology for integration in the development and manufacturing of advanced security based products and systems. We anticipate entering into a formal licensing agreement by the end of April 2002, which agreement would provide for the payment of an initial licensing fee to us of approximately $470,000 as well as subsequent royalty fees based upon revenues from sales of products incorporating our technology. Although the parties have orally agreed in principle to the terms of the licensing arrangement, we cannot assure you that we will enter into a formal written agreement or otherwise consummate the transaction.

     Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or generate increased revenues to support our current operating activities as well as research and development and marketing of our new products. At this time we do not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to us on commercially reasonable terms or at all. If we are unable to increase our revenue from existing sources, develop revenues from those potential sources listed above or obtain additional financing over the next few months and as subsequently needed, we may be required to curtail or cease operations.

INFLATION

     We do not believe that inflation has had a material impact on revenues or expenses during our last three fiscal years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS, No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 221, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after

December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

     In June 2001, the Financial Accounting Standards Board finalized issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that companies identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on Intacta's financial position, results of operations and cash flows in 2002 and subsequent years.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS No. 133 in a number of areas. The adoption of SFAS No. 133 did not have a material impact on our consolidated financial position or results of operations.

     The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25 which became effective on July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation No. 44 did not have a significant impact on Intacta's financial statements.

     We believe that we are in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in trading  market risk sensitive  instruments,  nor do we purchase for investment, hedging or for purposes "other than trading," instruments that are likely to expose us to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, we believe that as of December 31, 2001, we do not have exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This  information  appears in a separate  section of this report  following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors are:

NAME                     AGE     POSITION
----                     ---     --------
Altaf S. Nazerali        48      Chairman of the Board
Charles C. Johnston      66      Vice Chairman of the Board
Noel R. Bambrough        63      President, Chief Executive Officer and Director
Graham E. Argott         38      Chief Financial Officer and Secretary
Ross Wilmot              57      Director
Bernard F. Girma         54      Director

     Altaf S. Nazerali has served as an executive officer and director of Intacta since its inception in October 1997, most recently as Chairman of the Board of Directors. Mr. Nazerali currently serves in the following capacities of other publicly held companies:

     o Chief Executive Officer (since November 1995), President and Director (each from October 1995 to present) of Multivision Communications Corp, the operator of MMDS TV systems in Bolivia; and

     o Director of Imagis Technologies Inc., formerly Colloquium Capital Corp. (since July 1998), a technology company that develops and markets biometric and imaging software to law enforcement, gaming and security sectors.

     Mr. Nazerali is also an executive officer of Valor Invest Limited, a money manager and financial advisor to high net worth institutional investors; the President and director of Pensbreigh Holdings Ltd., an independent contractor that provides various corporate and consulting services; and President and a director of International Portfolio Management Inc., a private holding company that provides corporate finance and other management services to private and public companies. From November 1994 to October 1995, Mr. Nazerali served as Chief Executive Officer and President of Canbras Communications Corp., an operator of pay television and telephone systems in Brazil.

     Charles C. Johnston has served as Vice Chairman of the Board of Directors of Intacta since May 31, 2001. Mr. Johnston served as Chairman of each of AFD Technologies Inc., a manufacturer of fuel additives, J&C Resources, LLC, a business management and investment company, and UltraClenz Corporation, a manufacturer of touch-free soap dispensers and hand-wash monitoring systems, since 1992. In 1969, Mr. Johnston founded ISI Systems, Inc. ("ISI"), a developer of software systems and related services. Mr. Johnston was Chief Executive Officer of ISI when it went public on the American Stock Exchange in 1987. ISI was subsequently acquired by Teleglobe Corporation of Montreal, Canada in 1989. Mr. Johnston continued to serve as Chief Executive Officer of ISI until 1992. Mr. Johnston currently serves as the chairman of the Board of Ventex Technology, Inc. and as a member of the board of directors of each of the following companies: Bitwise Designs, Inc., Internet Commerce Corporation,

Hydron Technologies, and McData Corporation. He also serves as a Trustee on the President's Advisory Council for the Worcester Polytechnic Institute, and as a Trustee for the Institute of Psychiatric Research at the University of Pennsylvania.

     Noel R. Bambrough has served as an executive officer and a director of Intacta since April 1, 1999. Currently, Mr. Bambrough serves as the President and Chief Executive Officer of Intacta. From November 1998 through April 1999, Mr. Bambrough served as a consultant to Hunt Power Corporation, a Texas-based utility company where he was responsible for developing a business plan for the launch of telephone, internet and cable television service to a mixed residential and industrial development owned by Hunt's real estate subsidiary. From April 1995 through November 1998, Mr. Bambrough was Executive Vice-President and Chief Operating Officer of Triax Telecommunications Company L.L.C. From July 1993 to April 1995, he served as Senior Vice-President of Shaw Communications, Inc., a major cable television corporation. In January 1993, Mr. Bambrough was appointed Interim CEO of Microcell Telecommunications, Inc., a PCS service provider, and served until July 1993. Mr. Bambrough continues to serve as a member of the Board of Directors of Microcell. From 1984 until its acquisition by Shaw Communications, Inc. in January 1993, Mr. Bambrough served as President and Chief Executive Officer of Cablecasting Ltd.

     Graham E. Argott was appointed Chief Financial Officer of Intacta as of May 31, 2001 and corporate Secretary as of February 8, 2002, and has been with Intacta since October 2000. From February to September 2000, Mr. Argott served as a consultant to Rodeer Systems, an e-commerce medical transcription and data management company. In September 1997 he joined Preferred Networks Inc., a wireless communications company as Corporate Controller and Director of Information Technology. In July 1998 Mr. Argott was appointed Vice President - Finance of Preferred Networks' subsidiary, EPS Wireless Inc., a device remanufacturing and distribution company, and served in that position until the acquisition of EPS Wireless by Celestica Corporation in December 1999. Thereafter, Mr. Argott served as interim General Manager of Celestica. From April 1994 through September 1997, Mr. Argott served as Corporate Controller of MRC Group, a medical transcription and records company. Mr. Argott is a certified public accountant with more than fifteen years of finance and accounting experience, including twelve years in the technology and communications industries.

     Ross Wilmot served as an executive officer of Intacta from its inception through May 31, 2001. Mr. Wilmot has also served as a director of Intacta since its inception in October 1997. Mr. Wilmot is a chartered accountant and has provided financial management services as an independent consultant to public companies since August 1991. He has special expertise in international operations and high tech start-ups, and has completed numerous business valuations and acquisitions in this sector. Mr. Wilmot is also experienced in public company reporting practices in both the United States and Canada. Mr. Wilmot currently serves in the following capacities of other publicly held operating companies:

     o Vice President, Finance and director of Multivision Communications Corp. (since August 1995);

     o    Vice President, Finance of CTF Technologies, Inc. (since July 1996);

     o    Chief Financial Officer of Imagis  Technologies,  Inc. (since February
1999);

     o Vice President, Finance and director of Botex Industries Corp., a manufacturer of plastic materials (since June 1996); and

     o    President and director of Plata Minerals Corp. (since April 1999).

     Mr. Wilmot is also an officer and director of the following non-operating public companies: Breckenridge Resources, Ltd., Harambee Mining Corp., Orko Gold Ltd. and Paloma Ventures Ltd.

     Bernard F. Girma has served as a director of Intacta since May 31, 2001. Mr. Girma is a founder and the President of DigiTech Strategy a recent start-up company to provide digital imaging management consulting. Prior, thereto, from September 1996 to January 2000, Mr. Girma was Chief Executive Officer of Vivid Image Technology, Inc., a developer of imaging controllers for color printers. In November 1995, Mr. Girma, together with several other individuals acquired a controlling interest in Newgen Systems, a manufacturer of digital imaging products, at which Mr. Girma served as Chief Executive Officer until the merger of Newgen Systems with Imaging Technologies, Inc., in August 1996. From 1991 to 1995, Mr. Girma served as Vice President and General Manager of Calcomp Corporation, a subsidiary of Lockheed-Martin Corporation. Mr. Girma currently serves on the board of directors of BrightCube Inc., a public company as well as two privately held companies involved in printing and publishing and digital photo imaging, respectively. Mr. Girma is the co-founder of the Digital Printing and Imaging Association and served on its board of directors for nine years including as Chairman from 1996 to 1997.

     Each director serves until the next annual meeting of stockholders or until his successor is duly elected and qualified. The executive officers serve at the discretion of the board. There are no family relationships among any of our directors and executive officers.

BOARD COMMITTEES

     We have established a compensation committee and an audit committee each of which is currently composed of Messrs. Johnston, Girma and Nazerali. The function of the compensation committee is to evaluate and determine the compensation of our executive officers and employees. The function of the audit committee is to review and monitor our corporate financial reporting, external audits and internal control functions. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission, SEC, initial reports of ownership and reports of changes in ownership of our securities. Officers, directors and greater than 10% stockholders are required by the SEC to furnish Intacta with copies of all forms they file pursuant to
Section 16(a).

     Based solely upon our review of copies of such forms, we believe that during the year ended December 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with, except a Form 3 for each of Charles Johnston and Bernard Girma, each a director of Intacta and Graham Argott and Sandra Bushau, each an officer of Intacta, was not timely filed and a Form 5 for Arie Halpern and Corsa S.A. Holdings (each a greater than 10% stockholder of the Company) was not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid, during the periods indicated, to our chief executive officer and all other executive officers whose compensation exceeded $100,000, our "named executive officers," for our last completed fiscal year. No other executive officer of Intacta earned a salary and bonus for the fiscal year ended December 31, 2001 in excess of $100,000. None of the named executive officers received compensation in the form of a bonus during the years presented in the table below.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------
                                                             LONG TERM COMPENSATION           ALL
                                                             SECURITIES UNDERLYING           OTHER
 NAME AND PRINCIPAL POSITION      YEAR     SALARY ($)           OPTION/SARS (#)           COMPENSATION
------------------------------------------------------------------------------------------------------
     Altaf S. Nazerali,           2001       85,415                 350,000                    --
  Chairman of the Board of        2000      100,000                    --                      --
        Directors (1)             1999      100,000               150,000 (2)                  --
------------------------------------------------------------------------------------------------------
      Noel R. Bambrough           2001      250,000                 440,000                    --
President and Chief Executive     2000      250,000                    --                      --
         Officer (3)              1999      154,165               200,000 (4)                  --
------------------------------------------------------------------------------------------------------
      Graham E. Argott            2001      150,000                  75,000                    --
 Chief Financial Officer (5)      2000       31,250                    --                      --
                                  1999         --                      --                      --
------------------------------------------------------------------------------------------------------

(1) Mr. Nazerali served as our President and Chief Executive Officer for each of 1999 and 2000 and through May 31, 2001. Mr. Nazerali currently serves as our Chairman of the Board of Directors. The compensation to Mr. Nazerali in each of 2001, 2000 and 1999 was paid directly to Mr. Nazerali from Pensbreigh Holdings Ltd. and represents a portion of the monthly consulting fee we pay to Pensbreigh. These amounts exclude $80,000, $88,000, and $94,000 paid for administrative services provided to Intacta during 2001, 2000 and 1999 by International Portfolio Management Inc., of which Mr. Nazerali is a stockholder and President and a director. See "Employment and Consulting Agreements" and "Certain Transactions."

(2)  This option terminated by its terms on May 31, 2001.

(3) Mr. Bambrough became an executive officer of Intacta effective as of April 1, 1999 and served as our Executive Vice President and Chief Operating
     Officer through May 31, 2001 when he was elected President and Chief Executive Officer. The compensation to Mr. Bambrough in 1999 and 2000 included an aggregate of $41,665 and $50,000 respectively, which was accrued and unpaid. We have since repaid such accrued salary from a portion of the proceeds of our October 2000 private placement. The compensation to Mr. Bambrough in 2001 included an aggregate of $20,833 of salary which was accrued and unpaid in accordance with an agreement with Intacta to defer a portion of his salary until Intacta is capable of generating sufficient revenue to enable payment of the full salary.

(4)  This option was cancelled effective as of December 4, 2001.

(5) Mr. Argott became an executive officer of Intacta effective as of May 31, 2001 and currently serves as our Chief Financial Officer. The compensation paid to Mr. Argott in 2001 included an aggregate of $3,125 of salary which was accrued and unpaid in accordance with an agreement with Intacta to defer a portion of his salary until Intacta is capable of generating sufficient revenue to enable payment of the full salary.

OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table discloses options granted during the fiscal year ended December 31, 2001 to our named executive officers.

                                                                                           POTENTIAL
                         NUMBER OF                                                         REALIZABLE VALUE AT
                         SHARES         % OF  TOTAL                                        ASSUMED RATES OF
                         UNDERLYING     OPTIONS GRANTED    EXERCISE                        STOCK PRICE
                         OPTIONS        TO EMPLOYEES IN    PRICE                           APPRECIATION FOR
NAME                     GRANTED        FISCAL YEAR        ($/SHARE)    EXPIRATION DATE    OPTION TERM (6)
----                     -------        -----------        ---------    ---------------    ---------------
                                                                                            5%       10%
                                                                                            --       ---
Altaf S. Nazerali        150,000 (1)         6.7%            $0.75       May 31, 2006      $0        $0
                         200,000 (2)         8.9              0.75       May 31, 2006       0         0
Noel R. Bambrough        200,000 (3)         8.9              0.75       May 31, 2006       0         0
                         240,000 (4)        10.7              0.75       May 31, 2005       0         0
Graham E. Argott          75,000 (5)         3.3              0.75       May 31, 2006       0         0

(1) This option was fully vested and the underlying shares were exercisable in full on June 1, 2001, the date of grant.

(2) This option vests annually in equal one-third increments beginning on June 1, 2002.

(3) This option vested as to 144,000 underlying shares of common stock on June 1, 2001, the date of grant, and the balance of 56,000 underlying shares of common stock became exercisable on March 31, 2002.

(4) This option vests annually in equal one-third increments beginning on June 1, 2002.

(5) This option will vest: (a) as to 30,750 underlying shares of common stock on June 1, 2002; (b) as to 31,500 underlying shares of common stock on June 1, 2003; and (c) as to the balance of 12,750 underlying shares of common stock on November 1, 2004.

(6) The exercise price of the options granted to the named executive officers exceeded the market price of our common stock on the date of grant and no potential realizable value is attributable to the options assuming the indicated rates of appreciation compounded over the terms of the options.

OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2001

     The named executive officers set forth on the compensation table above did not exercise any options during the fiscal year ended December 31, 2001. The following table sets forth information concerning the number of options owned by each of those executive officers and the value of any in-the-money unexercised options held at December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                         OPTIONS AT DECEMBER 31, 2001        DECEMBER 31, 2001
                             SHARES
                            ACQUIRED
         NAME             ON EXERCISE    VALUE REALIZED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
         ----             -----------    --------------   -----------  -------------   -----------     -------------
Altaf S. Nazerali               -               -           150,000          --             -                -
Noel R. Bambrough               -               -           144,000          --             -                -
Graham E. Argott                -               -                 -          --             -                -

     o As of December 31, 2001, none of the unexercised options held by the executive officers set forth in the table above were in-the-money.

DIRECTOR COMPENSATION

     We do not currently pay any cash compensation to directors for serving on our board, but we do reimburse directors for out-of-pocket expenses incurred for services rendered as members of the board including, but not limited to, attending board meetings.

     Each of our directors is eligible to be granted options or other stock-based awards under either of our 1998 stock option plan or our 2000 stock incentive plan.

SPECIAL ADVISORS

     We have entered into an agreement with Martin Singer whereby Mr. Singer acts, on an independent consultant basis, as an advisor to our board of directors. Mr. Singer is currently the President and CEO of SAFCO Technologies, Inc. Prior thereto, from 1990 to 1997, Mr. Singer held executive office positions with various divisions of Motorola, Inc., ultimately as Vice President and General Manager of its Wireless Access Business Development division. Mr. Singer has also held management positions with Tellabs, Inc. and AT&T. We have granted Mr. Singer options to purchase an aggregate of 50,000 shares of our common stock, which options vest in one-third increments on each anniversary of the date of grant and we have agreed to pay Mr. Singer a fee of 2% of revenues generated from any sales, licensing or royalty arrangements generated or introduced to Intacta by Mr. Singer.

     Yechiel Sharabi, Yehoshua Sagi and Amnon Shai, each a former director of Intacta, and Menachem Tassa, formerly the Executive Vice President - Research and Development, continue to serve as advisors to Intacta pursuant to oral arrangements. Each of Messrs. Sharabi, Sagi and Shai has been granted options, under our 1998 stock option plan, to purchase 50,000 shares of our common stock at a price of $.75 per share and Mr. Tassa has been granted options to purchase 150,000 shares of our common stock, also at a price of $.75 per share. All of the options granted to Messrs. Sharabi, Sagi, Shai and Tassa are fully vested.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We entered into a consulting agreement with Pensbreigh Holdings Ltd., an independent contractor engaged in the business of providing various corporate and consulting services to businesses, of which Mr. Nazerali is a stockholder and officer, dated as of March 1, 1999. Under the agreement, Pensbreigh provides us with the services of Mr. Nazerali and Arie Halpern, an affiliate of Intacta and the controlling stockholder of Corsa. During the initial term of the agreement, we agreed to pay Pensbreigh a monthly fee of $16,666. Effective June 1, 2001, the monthly fee we paid to Pensbreigh under the consulting agreement was reduced to $12,500. This agreement was extended, in accordance with its terms, for a one-year period through October 1, 2002, with a monthly fee of $12,500. In January 2002, Pensbreigh agreed to defer approximately $4,167 of its monthly fee payments until Intacta is capable of generating sufficient revenues to enable full payment of the monthly fees. Since Mr. Nazerali does not have an employment contract with us, he is therefore not entitled to participate in any benefit plans to which regular employees are eligible.

     We entered into an employment agreement with Noel Bambrough in March 1999, which provided for a salary of $12,500 per month from April 1, 1999 through July 31, 1999 and a salary of $20,833 per month thereafter. However, we had paid Mr. Bambrough only $12,500 per month through June 30, 2000. Since July 1, 2000, Mr. Bambrough has been receiving $20,833 per month. The balance of accrued but unpaid salary of approximately $91,665 was paid to Mr. Bambrough from a portion of the proceeds of our October 2000 private placement. In October 2001, in connection with our cost-reduction efforts, Mr. Bambrough agreed to defer payment of approximately 40% of his monthly salary until we are able to generate sufficient revenue to enable full payment of his salary. Mr. Bambrough is also eligible for a bonus not to exceed $100,000 per year based on the achievement of specific agreed upon business goals and targets. Under the agreement, we granted Mr. Bambrough an option, under our 1998 stock option plan, to purchase 200,000 shares of common stock at a price of $0.75 per share. In addition, subject to our board of directors' approval, we agreed to grant Mr. Bambrough options to purchase a number of shares at least equal to 10% of the aggregate number of options available for grant under any subsequent option plan. Accordingly, on June 1, 2001, we granted Mr. Bambrough an option, under our 2000 stock incentive plan, to purchase 240,000 shares of common stock at a price of $.75 per share.

STOCK OPTION PLAN

     On June 1, 1998, our board of directors approved the creation of our 1998 stock option plan. Under our 1998 stock option plan, our board of directors may grant incentive and non-qualified options to acquire up to a total of 1,667,100 shares of common stock to our directors, officers, employees and consultants. As of the date of this report, options to acquire 1,300,000 shares at a price of $.75 per share were outstanding.

     On July 21, 2000, our board of directors adopted our 2000 stock incentive plan, which was subsequently approved by our stockholders at our annual meeting in May 2001. Our 2000 stock incentive plan provides for the grant of any or all of the following types of awards:

     o stock options, which may be either incentive stock options or non-qualified stock options;

     o    restricted stock;

     o    deferred stock; and

     o    other stock based awards.

     A total of 2,400,000 shares of common stock have been reserved for distribution under our 2000 stock incentive plan. As of the date of this prospectus, options to acquire 941,750 shares at a price of $.75 per share were outstanding.

     Of the options granted under our 1998 stock option plan, options to purchase an aggregate of 425,000 shares have been granted to the following executive officers and directors:

     o options to purchase 350,000 shares were granted to Altaf Nazerali, our Chairman of the board of directors; and

     o options to purchase 75,000 shares were granted to Ross Wilmot, a member of our board of directors.

     An aggregate of 200,000 options granted to Messrs. Nazerali and Wilmot are fully vested and the balance of options will vest in one-third increments annually beginning on June 1, 2002.

     Of the options granted under our 2000 stock incentive plan, options to purchase an aggregate of 690,000 shares have been granted to the following executive officers and directors:

     o options to purchase 440,000 shares were granted to Noel Bambrough, our President and Chief Executive Officer and a member of our board of directors;

     o options to purchase 100,000 shares were granted to Charles C. Johnston, our Vice Chairman of the board of directors;

     o options to purchase 75,000 shares were granted to Bernard F. Girma, a member of our board of directors; and

     o options to purchase 75,000 shares were granted to Graham Argott, our Chief Financial Officer.

     An aggregate of 200,000 options granted to Mr. Bambrough are fully vested and the remaining options to purchase 490,000 shares will vest incrementally over the next three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Our compensation committee was formed effective May 31, 2001 and is comprised of Messrs. Altaf Nazerali, Charles Johnston and Bernard Girma. Mr. Nazerali served as our President and Chief Executive Officer through May 31, 2001, and continues to serve as Chairman of our board of directors. During the fiscal year ended December 31, 2001, Mr. Nazerali served as a director of each of Multivision Communications Corp., CTF Technologies, Inc. and Imagis Technologies, Inc. Ross Wilmot, a member of our board of directors served as an executive officer of Multivision, CTF Technologies and Imagis. We did not engage in any material transactions with Multivision, CTF Technologies or Imagis during the fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our outstanding common stock as of March 31, 2002:

     o each person or group that we know owns beneficially more than 5% of our common stock;

     o    each of our directors and named executive officers individually; and

     o    all directors and executive officers as a group.

     We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as noted.

     A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from March 31, 2002 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by that person, but not those held by any other person, and which are exercisable within 60 days of March 31, 2002 have been exercised and converted. The information presented in the following table assumes approximately 20,345,924 shares of common stock outstanding before any
consideration  is  given  to  outstanding   options,   warrants  or  convertible
securities.

     Unless otherwise noted below, the address for each named individual or group is in care of Intacta Technologies Inc., 945 East Paces Ferry Road, N.E., Suite 1445, Atlanta, Georgia 30326-1372.

             NAME AND ADDRESS                      AMOUNT AND NATURE OF                 OUTSTANDING STOCK
           OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP                 BENEFICIALLY OWNED
           -------------------                     --------------------                 ------------------
Corsa S.A. Holdings
   Arie Halpern...........................              4,000,000                               19.7%
Altaf S. Nazerali.........................                278,000                                1.4
Noel R. Bambrough.........................                203,000                                 *
Charles C. Johnston.......................                183,332                                 *
Ross Wilmot...............................                 50,000                                 *
Bernard F. Girma..........................                    ---                                ---
Graham E. Argott........................                      ---                                ---
All officers and directors as a group
(6 persons)...............................                714,332                                3.4

--------------------
* Indicates a percentage beneficial ownership of less than 1% of the shares outstanding.

     Corsa S.A. Holdings is a Luxembourg holding company with an address at 8 rue Notre Dame, L-2240 Grand Duchy, Luxembourg, of which 90% is controlled by Mr. Arie Halpern and 10% is controlled by Shira Advising, Communication and Investments Ltd., a company controlled by Mr. Yechiel Y. Sharabi, a former director of Intacta, and his wife Hadassa Y. Sharabi. Mr. Halpern is also a director of Corsa S.A. Holdings and exercises sole voting and dispositive power over the shares held by Corsa S.A. Holdings. This amount does not include 150,000 shares underlying currently exercisable options held by Mr. Halpern.

     Mr. Nazerali's beneficially owned shares include

     o    128,000 shares held by Mr. Nazerali; and

     o    150,000 shares underlying currently exercisable options.

     Mr. Nazerali's beneficially owned shares do not include:

     o    200,000 shares underlying options which are not currently exercisable;
and

     o an aggregate of 282,090 shares and 244,590 shares underlying currently exercisable warrants held by Valor Invest Limited.

     Mr. Nazerali is a director of Valor but has entered into an agreement with the principal owner of Valor not to exercise voting or dispositive power with respect to securities of Intacta held by Valor.

     Mr. Bambrough's beneficially owned shares include:

     o    3,000 shares held by Mr. Bambrough; and

     o    200,000 shares underlying currently exercisable options.

     Mr. Bambrough's beneficially owned shares do not include an aggregate of 240,000 shares underlying options which are not currently exercisable.

     Mr. Johnston's address is c/o Ventex Technologies, 7830 Byron Drive, Suite 10, Riviera Beach, Florida 33404. Mr. Johnson's beneficially owned shares include:

     o 66,666 shares held by J & C Resources, LLC, over which Mr. Johnson exercises sole voting and dispositive power; and

     o 116,666 shares underlying currently exercisable warrants held by J & C Resources, LLC, over which Mr. Johnston exercises sole voting and dispositive power.

     Mr. Johnston's beneficially owned shares do not include 100,000 shares underlying options which are not currently exercisable.

     Mr. Wilmot's beneficially owned shares include 50,000 shares underlying currently exercisable options, but exclude 25,000 shares underlying options which are not currently exercisable.

     Mr. Girma's address is c/o Digitech Strategy, 26072 Spur Branch Lane, Laguna Hills, California 92653. Mr. Girma is the beneficial owner of 75,000 shares underlying options which are not currently exercisable.

     The beneficially owned shares of our officers and directors as a group includes:

     o    197,666 shares of our common stock;

     o 400,000 shares of our common stock underlying currently exercisable options; and

     o 116,666 shares of our common stock underlying currently exercisable warrants.

     The beneficially owned shares of our officers and directors as a group does not include:

     o an aggregate of 715,000 shares underlying options which are not currently exercisable; and

     o 282,090 shares and 244,590 shares underlying currently exercisable warrants held by Valor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2001, we entered into an agreement with Bernard F. Girma pursuant to which we agreed to pay Mr. Girma a commission equal to ten percent of all revenues, net of certain taxes, costs and fees, received by us from clients introduced by Mr. Girma that acquire or license our products and technology. The agreement also provides for our reimbursing Mr. Girma for certain expenses he incurs in connection with the promotion of Intacta to prospective clients. To date, no commissions have been paid to Mr. Girma in accordance with this agreement.

     During 2001 we paid consulting, management and marketing fees to some of our directors or stockholders and/or their affiliates in the following amounts:

     o $170,000 to Pensbreigh Holdings Ltd., of which Mr. Nazerali is President and a stockholder; and

     o $70,000 to Menachem Tassa, our former Executive Vice President, Research and Development. Mr. Tassa subsequently resigned his position of Executive Vice President, Research and Development, effective July 1, 2001. Mr. Tassa continued to serve Intacta as a consultant through July 31, 2001. Mr. Tassa currently serves as an advisor to Intacta pursuant to an oral arrangement.

     We paid approximately $80,000 during 2001 to International Portfolio Management Inc., in connection with administrative services provided to us. Altaf S. Nazerali, our Chairman of the Board, is the sole stockholder of International Portfolio Management Inc., Ross Wilmot, our director, is the Vice President, Finance of International Portfolio Management Inc., and Sandra E. Buschau, formerly our corporate Secretary, is a Vice President of International Portfolio Management Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements.

          Report of Independent Certified Public Accountants.................F-2
          Consolidated Balance Sheets as of December 31, 2001 and 2000.......F-3
          Consolidated Statements of Operations for the years ended
                   December 31, 2001, 2000 and 1999 .........................F-5
          Consolidated Statements of Changes in Stockholders' Equity
                   for the years ended December 31, 2001, 2000 and 1999 .....F-6
          Consolidated Statements of Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999 .........................F-7
          Notes to Consolidated Financial Statements.........................F-8

     2.   Financial Statement Schedules.

               Schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

     3.   Index to Exhibits.

EXHIBIT           DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation of Intacta Technologies Inc. and amendments thereto (1)
3.2       Bylaws of Intacta Technologies Inc. (1)
4.1       Specimen Stock Certificate (1)
4.2 Form of warrant issued pursuant to the registrant's bridge financing in May and June 2000 (3)
4.3 Form of warrant issued pursuant to the registrant's private placement in October 2000 (3)
10.1 Licensing Agreement dated July 19, 1999, between registrant and DataLode Inc. (1)+
10.2 Form of Lease Agreement dated November 17, 2000, between the registrant and North Atlanta Realty Acquisition Company, Inc. (3)
10.3 Form of Tenancy Agreement dated August 1, 2000, between Intacta Labs Ltd. and Hakirya Towers Beer Sheva Ltd. (3)
10.4      1998 Stock Option Plan (1)
10.5 Consulting Agreement dated October 1, 1998, between registrant and Pensbreigh Holdings Ltd. (1)
10.6      Agreement  dated  June  30,  1999,  between  registrant  and  Noel  R.
          Bambrough (1)
10.7 Exchange Agreement dated May 31, 1998 between registrant and Corsa S.A. Holdings (1)
10.8 Consulting Agreement dated March 1, 1999 between registrant and Pensbreigh Holdings Ltd. (1)
10.9      2000 Stock Incentive Plan, as amended (2)
10.10 License Agreement dated April 17, 2000 between the registrant and Systems Nakashima Co., Ltd. (3)+

10.11 License Agreement dated June 30, 2000 between the registrant and Intertek Testing Systems International Ltd. (3)+
21.1      List of subsidiaries of registrant (3)
23.1      Consent of BDO Seidman, LLP

(1) Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (SEC File No. 333-30400).

(2) Incorporated by reference to Exhibit A to the registrant's Definitive Proxy Statement on Schedule 14A dated April 27, 2001.

(3) Incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (SEC File No. 333-51210).

+ Filed in redacted form pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Copies of the exhibit containing the redacted portions have been filed separately with the Securities and Exchange Commission subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act.

(b)  Reports on Form 8-K.

     On October 24, 2001, the registrant filed a Current Report on Form 8-K reporting the release of its suite of HIPAA complaint communication products.

     On October 24, 2001, the registrant filed a Current Report on Form 8-K reporting the announcement of a partnership with Transcend Services, Inc. to evaluate new service to the medical transcription market and the availability of its new INTACTA.CODE SDK - Developer's Edition v5.1 on the ComponentSource(TM) Website.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTACTA TECHNOLOGIES, INC.

                                        By: /s/ Noel R. Bambrough
                                            ---------------------------------
                                            Name:  Noel R. Bambrough
                                            Title: President and Chief
                                                   Executive Officer

Dated:   April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                            TITLE                                 DATE
        ---------                            -----                                 ----
/s/ Altaf S. Nazerali            Chairman of the Board of Directors            April 15, 2002
-----------------------------
Altaf S. Nazerali

/s/ Charles C. Johnston          Vice Chairman of the Board of Directors       April 15, 2002
-----------------------------
Charles C. Johnston

/s/ Noel R. Bambrough            President, Chief Executive Officer and        April 15, 2002
-----------------------------
Noel R. Bambrough                Director (Principal Executive Officer)

/s/ Graham E. Argott             Chief Financial Officer                       April 15, 2002
-----------------------------
Graham E. Argott                 (Principal Accounting Officer)

/s/ Ross Wilmot                  Director                                      April 15, 2002
-----------------------------
Ross Wilmot

/s/ Bernard F. Girma             Director                                      April 15, 2002
----------------------
Bernard F. Girma

                          INDEX TO FINANCIAL STATEMENTS

                   INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES


                                                                            PAGE
Audited Consolidated Financial Statements:
     Report of Independent Certified Public Accountants....................  F-2
     Consolidated Balance Sheets - December 31, 2001 and December 31, 2000 F-3 Consolidated Statements of Operations for the years ended December
         31, 2001, December 31, 2000 and December 31, 1999.................  F-5
     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2001, December 31, 2000 and December 31, 1999........  F-6
     Consolidated Statements of Cash Flows for the years ended December
         31, 2001, December 31, 2000 and December 31, 1999.................  F-7
     Notes to Consolidated Financial Statements............................  F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
Intacta Technologies Inc.

We have audited the accompanying consolidated balance sheets of Intacta Technologies Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intacta Technologies Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and, at December 31, 2001, has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 25, 2002,
except for Note 2,
which is as of April 12, 2002

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                2001            2000
================================================================================

ASSETS

CURRENT
   Cash and cash equivalents                        $    679,000    $  3,904,500
   Accounts receivable                                     7,200          63,500
   Inventories                                                --          55,700
   Related party and employee receivables                     --          13,100
   Prepaid insurance and other                           106,900              --
--------------------------------------------------------------------------------

Total current assets                                     793,100       4,036,800

PROPERTY AND EQUIPMENT, net                               68,700         104,800

PATENTS, net                                             119,500         118,900
--------------------------------------------------------------------------------

                                                    $    981,300    $  4,260,500
================================================================================

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

December 31,                                                        2001             2000
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $    133,500     $     61,400
   Accounts payable - related parties                             35,000          127,400
   Accrued expenses                                              230,900          206,500
-----------------------------------------------------------------------------------------

Total current liabilities                                        399,400          395,300
-----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par value; 50,000,000 shares
     authorized; no shares issued or outstanding                      --               --
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 20,345,924 and 17,909,000 shares issued
     and outstanding, respectively                                 2,035            2,035
   Additional paid-in capital                                 26,336,865       26,336,865
   Deficit                                                   (25,743,800)     (22,222,400)
   Unamortized stock compensation                                (13,200)        (251,300)
-----------------------------------------------------------------------------------------

Total stockholders' equity                                       581,900        3,865,200
-----------------------------------------------------------------------------------------

                                                            $    981,300     $  4,260,500
=========================================================================================
                             See accompanying notes to consolidated financial statements.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended December 31,                                             2001             2000             1999
===========================================================================================================

REVENUES
   Products and components                                   $     94,400     $    363,400     $     64,000
   Royalties from licensing arrangements                           46,400           94,000           73,400
   Consulting fees                                                     --          337,100               --
-----------------------------------------------------------------------------------------------------------

Total Revenues                                                    140,800          794,500          137,400
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of products and components                                 78,900          303,600           90,500
   Consulting fees expenses                                            --          113,900               --
   Research and development (including non-cash
     compensation expense of $189,200, $361,600, $222,400
      in 2001, 2000 and 1999 respectively)                      1,206,400        1,133,000        1,047,400
   Sales and marketing (including non-cash compensation
      expense of $7,800 and $69,600 in 2001 and 2000)             733,100        1,182,100          113,200
   General and administrative (including non-cash
     compensation expense of $41,100, $571,500, and
     $1,016,000 in 2001, 2000 and 1999 respectively)            1,715,400        2,306,500        2,619,800
-----------------------------------------------------------------------------------------------------------

Total operating expenses                                        3,733,800        5,039,100        3,870,900
-----------------------------------------------------------------------------------------------------------

Loss from operations                                           (3,593,000)      (4,244,600)      (3,733,500)
-----------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                                                 82,700           90,600          104,000
   Interest (expense)                                                (100)        (389,500)          (8,700)
   Other                                                           (5,200)              --           21,400
-----------------------------------------------------------------------------------------------------------

Total other income (expense)                                       77,400         (298,900)         116,700
-----------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                         (3,515,600)      (4,543,500)      (3,616,800)

PROVISION FOR INCOME TAXES                                          5,800            7,700              800
-----------------------------------------------------------------------------------------------------------

Net loss                                                     $ (3,521,400)    $ (4,551,200)    $ (3,617,600)
===========================================================================================================

Basic and diluted loss per common share                      $      (0.17)    $      (0.25)    $      (0.20)
===========================================================================================================

BASIC AND DILUTED WEIGHTED - AVERAGE
   COMMON SHARES OUTSTANDING                                   20,345,924       18,483,179       17,791,630
===========================================================================================================
                                               See accompanying notes to consolidated financial statements.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                              Common Stock            Additional     Unamortized
                                       ---------------------------      Paid-in          Stock
                                          Shares        Amount          Capital      Compensation        Deficit           Total
===================================================================================================================================
BALANCE, December 31, 1998             17,671,000    $      1,767    $ 18,492,199    $ (2,171,766)    $(14,053,600)    $  2,268,600
   Conversion of debt to equity -
     Stockholder                          238,000              24         952,076              --               --          952,100
   Stock options granted                       --              --         266,278        (266,278)              --               --
   Amortization of stock options               --              --              --       1,238,400               --        1,238,400
   Net loss                                    --              --              --              --       (3,617,600)      (3,617,600)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999             17,909,000           1,791      19,710,553      (1,199,644)     (17,671,200)         841,500
   Conversion of debt to equity -
     Stockholder                          160,483              16         481,484              --               --          481,500
     Conversion of debt to
     equity                               755,778              76       2,267,224              --               --        2,267,300
   Issuance of common stock in
     Private Placement, net of
     issuance costs of
     $1,054,000                         1,503,963             150       3,522,050              --               --        3,522,200
   Stock options exercised                 16,700               2          24,998              --               --           25,000
   Amortization of stock options               --              --              --       1,002,700               --        1,002,700
   Stock options granted                       --              --          46,800         (46,800)              --               --
   Other                                       --              --           7,556          (7,556)              --               --
   Discount on debt with
     convertible warrant feature               --              --         276,200              --               --          276,200
   Net loss                                    --              --              --              --       (4,551,200)      (4,551,200)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000             20,345,924           2,035      26,336,865        (251,300)     (22,222,400)       3,865,200
   Amortization of stock options               --              --              --         238,100               --          238,100
   Net loss                                    --              --              --              --       (3,521,400)      (3,521,400)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001             20,345,924    $      2,035    $ 26,336,865    $    (13,200)    $(25,743,800)    $    581,900
===================================================================================================================================
                                                                       See accompanying notes to consolidated financial statements.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

Years ended December 31,                                       2001             2000             1999
=====================================================================================================

OPERATING ACTIVITIES
  Net loss                                             $ (3,521,400)    $ (4,551,200)    $ (3,617,600)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Amortization of stock options                        238,100        1,002,700        1,238,400
       Depreciation and amortization                         92,300           99,300          110,800
       Interest accretion on warrants                            --          276,200               --
       Write-down of inventory                               53,100          222,900           46,100
       Loss on equipment disposals                               --            5,700               --
       Changes in operating assets and liabilities:
         Accounts receivable                                 56,300          (31,800)         (20,300)
         Inventories                                          2,600               --          (26,000)
         Accounts receivable - related parties               13,100           31,900             (600)
         Other current assets                              (106,800)          30,800          (16,100)
         Accounts payable                                    72,100         (411,000)         468,800
         Accounts payable - related parties                 (92,400)          37,200               --
         Accrued expenses                                    24,400          128,700              500
-----------------------------------------------------------------------------------------------------

Cash used in operating activities                        (3,168,600)      (3,158,600)      (1,816,000)
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                                      (38,000)         (34,600)         (18,600)
  Patents                                                   (18,900)         (26,700)         (15,200)
-----------------------------------------------------------------------------------------------------

Cash provided by (used in) investing activities             (56,900)         (61,300)         (33,800)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Exercise of stock options                                      --           25,000               --
  Net proceeds from private placement                            --        3,522,200               --
  Loans from shareholder                                         --          704,500               --
  Bridge loan financing, net                                     --        2,267,300               --
  Repayment of shareholder loans                                 --         (312,000)        (279,900)
-----------------------------------------------------------------------------------------------------

Cash provided by (used in) financing activities                  --        6,207,000         (279,900)
-----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH                 (3,225,500)       2,987,100       (2,129,700)
  EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of year              3,904,500          917,400        3,047,100
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                 $    679,000     $  3,904,500     $    917,400
=====================================================================================================
                                         See accompanying notes to consolidated financial statements.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Intacta Technologies Inc. and its wholly-owned subsidiary, Intacta Delaware, Inc., (collectively the "Company"), is a developer and marketer of software products based on its patented technology that, through its unique combination of compression, encoding and error correction processes, the technology transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE(TM) which is language transparent and platform independent. The Company believes that its technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media by providing the secure bi-directional transmission and subsequent recovery and storage of data.

     Intacta Labs Ltd., an Israeli corporation and wholly owned subsidiary (Intacta Labs), primarily conducts product research and development in the high tech area of Beer Sheva, Israel, and is currently conducting new research projects expected to produce significant time and cost savings through continued development of a medium for transmitting and storing data in secure formats.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years.

     PATENTS

     Patents are amortized on a straight-line basis over the estimated useful life of the patents, generally ten years. As of December 31, 2001 and 2000, accumulated amortization amounted to approximately $109,500 and $91,200, respectively.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

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

     Revenues, if any, from arrangements to provide maintenance, bug fixing, support, upgrades and enhancements are recognized over the period in which such arrangements exist. While such arrangements were made available to some customers on a limited basis during the reporting periods presented, SOP 97-2 allows for full revenue recognition upon delivery if certain criteria are met. Such criteria include such factors as insignificant costs of providing such arrangements and minimal and infrequent upgrades and enhancements, among other things. The Company met the conditions of such criteria and, as a result, was not required to defer the recognition of revenue for arrangements described above.

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

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     The Company recognized consulting fee revenue during 2000 that was derived from certain software development and programming projects performed on behalf of customers. Revenue was recorded as the services were performed and these projects were started and completed within the year.

     The Company believes that it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

     ADVERTISING COSTS

     The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were approximately $154,100, $34,900 and $0, respectively.

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

     LOSS PER SHARE

     Basic  loss  per  share  is   computed   by   dividing   net  loss  by  the
     weighted-average number of common shares outstanding during the period. Shares issued during the year are weighted for the portion of the year that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares outstanding during the period.

     As a result of losses, all stock options and warrants outstanding at December 31, 2001, 2000 and 1999 were antidilutive and accordingly, were excluded from the computation of loss per share.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS, No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 221, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

          In June 2001, the Financial Accounting Standards Board finalized issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

          SFAS 142  requires,  among  other  things,  that  companies  no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that companies identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires companies to complete a transitional goodwill impairment test six months from the date of adoption. Companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on Intacta's financial position, results of operations and cash flows in 2002 and subsequent years.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. SFAS No. 137 delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133, liberalized the application of SFAS No. 133 in a number of areas. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or results of operations.

          The Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25 which became effective on July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation No. 44 did not have a significant impact on Intacta's financial statements.

          The Company believes that it is in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission.

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

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of cash and cash equivalents and short-term debt approximate cost due to the short period of time to maturity.

     RECLASSIFICATIONS

     Certain 1999 amounts have been reclassified to conform to the 2001 and 2000 presentation.

2.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $25,743,800 through December 31, 2001 and has incurred losses of $3,521,400, $4,551,200 and $3,617,600 for the years ended December 31,
     2001, 2000 and 1999, respectively. These losses were primarily the result of the decision by the Company in late 1997 to curtail further production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and by the significant overhead costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Through the first half of 2000, the Company's marketing and sales efforts were reduced and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kit (SDK) products, which were subsequently launched in March 2001. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. There is not yet any revenue impact from this product line. In addition to the above, at the end of third quarter 2001 the Company launched a suite of data communications products targeted to the health-care industry addressing new health-care information security regulations; the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

     The Company's capital requirements continue to be significant and it is not currently generating revenues from operations to fund its operating activities. The Company anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that existing cash and cash equivalents will be sufficient to fund the Company's operating activities and capital requirements through the middle of its second quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

     As a result of the above, the Company's continuation as a going concern is substantially dependent upon its ability to obtain additional financing that will be required to fund research and development and marketing of its new products as well as to fund its current operating activities. If significant revenues materialize and adequate financing is obtained, the Company anticipates viability for the year 2002 and beyond, though there can be no assurance that the Company will be successful in these efforts. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all. The Company has, however, concluded negotiations with a newly formed joint venture of Imagis Technologies, Inc., a related party company, and a third party (collectively "the parties") early in the second quarter of 2002. The joint venture was formed for purposes of developing and manufacturing of advanced security based products and systems that would license and integrate the Company's technology. Management anticipates that a formal licensing agreement will be executed with the parties by the end of April 2002. Under the preliminary terms of the agreement, the Company would receive an initial up front licensing fee of approximately $470,000, and would earn royalty fees on future product sales generated by the joint venture. Although the parties have agreed orally on the principal terms of this agreement, there can be no assurance that the agreement will be formally executed, that the initial licensing fee will be paid, or that future royalty fees will be generated under this agreement.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3.   INVENTORIES

     Inventories consisted of the following:

     December 31,                     2001               2000
     ---------------------------------------------------------

     Components                 $        -        $    55,700
     =========================================================

     Inventories at December 31, 2000 related substantially to computer chips and boards appropriately capitalized in accordance with SFAS No. 2, Accounting for Research and Development Costs which allows for the capitalization of materials if they have alternative future uses.

     During 2001, 2000 and 1999, the Company wrote-off approximately $53,100, $222,900, and $46,100, respectively, of its inventory due to reduced sales and obsolescence, which is included in cost of products and components.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

     December 31,                                  2001               2000
     ----------------------------------------------------------------------

     Equipment                              $   307,500         $  287,800
     Furniture and fixtures                      81,700             63,400
     ----------------------------------------------------------------------
                                                389,200            351,200
     Less accumulated depreciation             (320,500)          (246,400)
     ----------------------------------------------------------------------

                                            $    68,700         $  104,800
     ======================================================================

     Depreciation expense was $74,100, $80,200, and $94,200 for the years ended December 31, 2001, 2000 and 1999.

5.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

     DECEMBER 31,                                  2001               2000
     ---------------------------------------------------------------------

     Vacation and severance                $     67,200       $     51,700
     Accounting fees                             76,500                  -
     Deferred compensation and salaries          50,800            154,800
     Rent and other                              36,400                  -
     ---------------------------------------------------------------------
                                           $    230,900       $    206,500
     =====================================================================

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its facilities and certain equipment under operating leases, which expire through February 2006. The facility leases require the Company to pay certain maintenance and operating expenses, such as utilities, property taxes, and insurance costs.

     At December 31, 2001, aggregate minimum rent commitments under operating leases with initial or remaining terms of one year or more were as follows:

            Year                         Amount
     -------------------------------------------------

            2002                      $ 153,000
            2003                        153,300
            2004                        144,500
            2005                        134,000
            2006                         17,800
     -------------------------------------------------

                                      $ 602,600
     =================================================

     Rent expense related to these operating leases was $150,500,  $127,600, and
     $135,709  for  the  years  ended   December   31,  2001,   2000  and  1999,
     respectively.

     Legal Proceedings
     In November 2001, a party filed a complaint against the Company in the United States District Court alleging patent infringement. In addition to preliminary and permanent injunctions sought from further alleged infringement of its patent, the party is seeking an unstated amount of monetary damages. The Company believes that the claims are without merit and intends to vigorously defend this lawsuit. Since this lawsuit is in an early stage, however, management cannot predict whether the outcome of these claims will be resolved favorably.

7.   STOCKHOLDERS' EQUITY

     During 2000, the Company completed a bridge financing in which 25 bridge units were issued. Each bridge unit consisted of a $100,000 bridge note and warrant to purchase 25,000 shares of common stock at an exercise price of $3.50 per share. Aggregate gross proceeds in connection with this issue were $2,500,000. Additionally, a related party converted $250,000 of debt into 2.5 units, similar in all respects to the bridge units. A discount of $276,200 for the fair value of detachable warrants was recognized concurrent with this transaction. The fair value was determined using the Black Schole's option pricing model with the following assumptions:
     Dividend yield of 0%;

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     expected volatility of 40%; risk-free interest rate of 6.17%; and an expected life of one year. These warrants expire in 2005.

     During 2000, the Company issued an aggregate of 250,000 warrants to a third party and its designees, which are exercisable at a price of $3.50 per share and were valued and expensed for services rendered in their entirety during 2000. The fair value ($92,000) was determined using the Black Schole's option pricing model with the following assumptions: Dividend yield of 0%; expected volatility of 40%; risk-free interest rate of 6.17%; and an expected life of one year. These warrants expire in 2005, and are outstanding as of December 31, 2001.

     On October 16, 2000, the Company completed a private placement of 2,333,310 equity units each consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $3.50 per share resulting in net proceeds of approximately $3.5 million after the conversion of the aforementioned bridge units, accrued interest and other loans into equity units. All warrants issued in connection with the bridge financing (687,500) remain outstanding at December 31, 2001. The Company issued 86,914 units, similar in all respects to the equity units, as a commission in connection with the private placement to certain parties. A related party received 21,600 of these units and cash commission of approximately $194,000. All warrants issued in connection with the private placement expire in 2005, and are outstanding as of December 31, 2001.

8.   STOCK OPTION PLANS

     The Company has a 1998 Stock Option Plan and a 2000 Incentive Stock Option Plan (collectively the "Plans") that provide for, among other things, the granting of non-qualified and incentive stock options to employees, directors, officers, outside consultants and other third parties. Options vest over a maximum of five years and expire in a maximum of ten years. The Company has reserved 1,650,400 and 2,400,000 shares, respectively of its common stock for issuance under the Plans.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     A summary of stock option transactions for the above plans are as follows:

                                                                Weighted average
                                           Number of shares      exercise price
     ---------------------------------------------------------------------------

     Outstanding at December 31, 1998           1,005,000            $   1.50
     Granted                                      370,000                3.49
     ---------------------------------------------------------------------------
     Outstanding at December 31, 1999           1,375,000                2.03
     Granted                                       96,800                3.03
     Exercised                                    (16,700)               1.50
     Forfeited                                    (78,300)               1.50
     ---------------------------------------------------------------------------
     Outstanding at December 31, 2000            1,376,800               2.14
     Granted                                     2,328,000               0.75
     Forfeited/Cancelled                        (1,463,050)              2.06
     ---------------------------------------------------------------------------
     Outstanding at December 31, 2001            2,241,750              $0.75
     ===========================================================================

                                                                Weighted average
     Options exercisable                   Number of shares      exercise price
     ---------------------------------------------------------------------------

     December 31, 2000                            854,000               $1.82
     December 31, 2001                          1,151,000                0.75
     ===========================================================================

     Required disclosures for options outstanding at December 31, 2001 are as follows:

                                           Weighted average
     Exercise     Number outstanding at       remaining        Weighted average
       price        December 31, 2001      contractual life     exercise price
     ---------------------------------------------------------------------------

      $ 0.75            2,241,750               4.42                $0.75
     ---------------------------------------------------------------------------

     The weighted average fair value of all options, calculated using the Black-Scholes Option Pricing Model, granted during 2001, 2000, and 1999 is $0.01, $1.04, and $1.38 per share, respectively.

     The Company applies both Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations and SFAS No. 123, Accounting for Stock-Based Compensation in accounting for its stock option plans. Options granted to employees and directors are accounted for under APB No. 25 and compensation expense is recognized for the intrinsic value of the options granted. Options granted to all others are accounted for in accordance with SFAS No. 123 and compensation expense is recognized for the fair value of the options granted. SFAS No. 123 also requires that the Company provide pro forma information regarding the net loss as if the compensation cost for the Company's Plans had

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     been determined in accordance with the fair market value method for all options. The Company estimates the fair value of all stock options at the grant date using the Black Schole's option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: Dividend yield of 0 in all years; expected volatility of 65% in 2001, 75% in 2000 and 40% in 1999; risk-free interest rate of 4.22% in 2001, 6.36% in 2000, and 5.23% in 1999; and an expected life of 1.5 years in 2001, 4.00 years in 2000, and
     2.61 years in 1999.

     Under the accounting provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have been adjusted to the pro forma amounts indicated below:


     Years ended December 31,              2001            2000            1999
     ---------------------------------------------------------------------------

     Net loss, as reported         $ (3,521,400)   $ (4,551,200)   $ (3,617,600)
     Pro forma                       (3,522,000)     (4,690,900)     (3,736,400)
     ---------------------------------------------------------------------------

     Basic and diluted loss per
     share, as reported            $      (0.17)   $      (0.25)   $      (0.20)

     Pro forma                            (0.17)          (0.25)          (0.21)
     ---------------------------------------------------------------------------

9.   RELATED PARTY TRANSACTIONS

     During 2001, 2000 and 1999, the Company received administrative, consulting, management and marketing services from several organizations that are owned by directors or shareholders of the Company. These services aggregated approximately $365,800, $592,100, and $346,300 for the years ended December 31, 2001, 2000 and 1999, respectively of which $295,800, $472,100, and $226,300 have been included in general and administrative expenses and $70,000, $120,000, and $120,000 have been included in research and development expenses.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10.  INCOME TAXES

     Provisions for federal, foreign and state income taxes (benefits) in the consolidated statements of operations consist of the following components:

     Years Ending December 31,              2001            2000           1999
     ---------------------------------------------------------------------------

     Current:
       Federal                       $         -     $         -     $        -
       State                               5,800           7,700            800
     ---------------------------------------------------------------------------

                                           5,800           7,700            800
     ---------------------------------------------------------------------------

     Deferred
       Federal                            62,536      (1,256,272)       150,977
       State                               9,306        (186,944)        22,467
     ---------------------------------------------------------------------------

                                          71,842     (1,443,216)        173,444
     ---------------------------------------------------------------------------

     Change in valuation
        Allowance                        (71,842)      1,443,216       (173,444)
     ---------------------------------------------------------------------------

     Total income tax provision      $     5,800     $     7,700     $      800
     ===========================================================================

     Deferred tax assets were comprised of the following:

     December 31,                                       2001            2000
     ---------------------------------------------------------------------------

     Net operating loss                           $5,237,125        $4,183,780
        Carryforward
     Stock option compensation
        not currently deductible                           -         1,123,227
     Accumulated depreciation,
        amortization and other                         8,093            10,053
     ---------------------------------------------------------------------------

     Net deferred tax asset                        5,245,218         5,317,060
     ---------------------------------------------------------------------------

     Valuation allowance                          (5,245,218)       (5,317,060)
     ---------------------------------------------------------------------------
                                                  $        -        $        -
     ===========================================================================

     The effective tax rate on income before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective rates:

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     Year Ended December 31,                     2001                2000
     ---------------------------------------------------------------------------

     Taxes on income at U.S. statutory rate     (34.0)%             (34.0)%
     State  income taxes, net of federal
        benefit                                  (3.3)               (2.6)
     Foreign and U.S. tax effect attributable
        to foreign operations                    16.9                14.5
     Change in valuation allowance               12.0                21.2
     Permanent differences                        8.6                 1.1
     ---------------------------------------------------------------------------

                                                  0.2%                0.2%
     ===========================================================================

     The permanent differences noted above relate primarily to stock compensation expense associated with certain of the Company's stock options which is non-deductible for income tax purposes. The Company has federal net operating loss carryforwards available to reduce future taxable income, if any, of approximately $14,500,000. The benefits from these carryforwards expire through 2021. As of December 31, 2001, management believes it cannot be determined that it is more likely than not that these carryforwards and its other deferred tax assets will be realized, and accordingly, fully reserved for these deferred tax assets.

11.  EMPLOYEE BENEFIT PLANS

     401(k)
     Plan During 2001 the Company implemented a 401(k) plan covering substantially all of its employees. The Plan allows for the Company to make discretionary matching contributions to be determined by the Company each year. There were no matching contributions for the years ended December 31, 2001. Employees are eligible to participate after meeting certain minimum age and length of service requirements. Employee contributions are vested immediately and employer contributions vest over a 5 year period.

     Profit Sharing Plan
     The Company has a profit sharing plan covering all eligible employees meeting certain age and length of service requirements. Under the profit sharing plan, the Board of Directors, at their election, can authorize contributions up to a maximum of 3% of eligible participants' total compensation. For the years ended December 31, 2001, 2000 and 1999 the Company made no discretionary contributions

12.  SEGMENT INFORMATION

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

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

     Major Customers

     During 2001, three customers accounted for approximately 59%, 13% and 10% of net sales.

     During 2000, three customers accounted for approximately 46%, 30% and 13% of net sales.

     During 1999, two customers accounted for approximately 53% and 40% of net sales.

     Geographic Segments

     The following table presents revenues and other financial information for the years ended December 31, 2001, 2000 and 1999:

     Years ended December 31,                 2001           2000           1999
     ---------------------------------------------------------------------------

     Long-lived assets (gross)
                - United States           $ 97,000      $  69,500      $ 157,800
                - Israel                   292,200        281,700        363,700
     ===========================================================================
          Revenues
             Asia                         $ 11,600      $ 389,100     $   68,500
             Africa/Mid-East               107,700        376,600         54,400
             North America                  21,500         28,800         14,500
     ---------------------------------------------------------------------------

                                          $140,800       $794,500       $137,400
     ===========================================================================

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

     As of December 31, 2001 the Company's accounts receivable are limited. However, the Company believes any risk of accounting loss is significantly reduced due to provisions for returns recorded at the date of sale, and ongoing analysis of its customers' financial condition. The Company generally does not require cash collateral or other security to support customer receivables.

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

14.  QUARTERLY DATA (UNAUDITED)

     The following table sets forth, for the fiscal periods indicated, selected consolidated financial data.

     Year ended December 31, 2001
     ===========================================================================
                               First       Second         Third        Fourth
                              Quarter      Quarter       Quarter       Quarter
     ---------------------------------------------------------------------------

     Revenues             $     92,000  $      5,200   $   28,600   $    15,000
     Operating expenses      1,020,200     1,009,600      886,600       817,400
     Net loss                 (896,400)     (976,900)    (849,300)     (798,800)
     ---------------------------------------------------------------------------

     Loss per share
       -Basic and diluted        (0.04)        (0.05)       (0.04)        (0.04)
     ---------------------------------------------------------------------------

     Year ended December 31, 2000
     ===========================================================================
                               First       Second         Third        Fourth
                              Quarter      Quarter       Quarter       Quarter
     ---------------------------------------------------------------------------
     Revenues               $  153,600  $    480,200   $   60,900   $    99,800
     Operating expenses        937,600     1,182,000    1,334,700     1,584,800
     Net loss                 (766,700)    (706,600)   (1,533,100)   (1,544,800)
     ---------------------------------------------------------------------------

     Loss per share
        -Basic and diluted       (0.04)        (0.04)       (0.09)        (0.08)
     ===========================================================================

                                      INTACTA TECHNOLOGIES INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

15.  STATEMENT OF CASH FLOWS

     Cash paid during the year consists of the following:

     Year ended December 31,                    2001           2000         1999
     ===========================================================================
     Income taxes                          $   5,800     $    7,700       $  800

     Interest                              $     100     $  113,300       $    -
     ===========================================================================