Form 10-Q
period 2002-03-31
INTACTA TECHNOLOGIES INC
filed 2002-05-20
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________  to ________________

     Commission file number:  0-30467
                             ---------

                            INTACTA TECHNOLOGIES INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      58-2488071
  ----------------------------                   --------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

945 East Paces Ferry Road N.E. Suite 1445, Atlanta, Georgia            30326
-----------------------------------------------------------        -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  404-880-9919
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

     As of May 14, 2002, there were 20,345,924 shares of the registrant's Common Stock, par value $.0001, outstanding.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2002
               (unaudited) and December 31, 2001                               3

          Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 2002 and 2001              5

          Consolidated Statements of Cash Flows (unaudited)
               for the three months ended March 31, 2002 and 2001              6

          Notes to Consolidated Financial Statements (unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                              18

Signatures                                                                    19

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2002; the consolidated statements of operations for the three months ended March 31, 2002 and March 31, 2001; and the consolidated statements of cash flows for the three months ended March 31, 2002 and March 31, 2001 have been prepared without audit. The consolidated balance sheet as of December 31, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and related notes be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                            INTACTA TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                               MARCH 31, 2002  December 31, 2001
                                                (Unaudited)
================================================================================

ASSETS

CURRENT
   Cash and cash equivalents                    $    186,500     $    679,000
   Accounts receivable                                27,700            7,200
   Prepaid insurance and other                        75,400          106,900
--------------------------------------------------------------------------------

Total current assets                                 289,600          793,100

PROPERTY AND EQUIPMENT, net                           52,200           68,700

PATENTS, net                                         115,500          119,500
--------------------------------------------------------------------------------

                                                $    457,300     $    981,300
================================================================================
See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                               MARCH 31, 2002  December 31, 2001
                                                (Unaudited)
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

CURRENT LIABILITIES
   Accounts payable                             $    228,600     $    133,500
   Accounts payable - related parties                 40,600           35,000
   Accrued expenses                                  231,100          230,900
--------------------------------------------------------------------------------

Total current liabilities                            500,300          399,400
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
   Preferred stock, $.0001 par value;
     50,000,000 shares authorized; no shares
     issued or outstanding                                --               --
   Common stock, $.0001 par value; 100,000,000
     shares authorized; 20,345,924 shares
     issued and outstanding                            2,035            2,035
   Additional paid-in capital                     26,336,865       26,336,865
   Deficit                                       (26,381,900)     (25,743,800)
   Unamortized stock compensation                         --          (13,200)
--------------------------------------------------------------------------------

Total stockholders' equity (capital deficit)         (43,000)         581,900
--------------------------------------------------------------------------------

                                                $    457,300     $    981,300
================================================================================
See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                               MARCH 31, 2002   March 31, 2001
================================================================================

REVENUES
   Products and components                      $     22,200     $     82,200
   Royalties from licensing arrangements              32,100            9,800
--------------------------------------------------------------------------------

Total revenues                                        54,300           92,000
--------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of products and components                        --           13,800
   Research and development (including non-cash
     compensation expense in 2002 and 2001
     respectively, for the three months ended
     March 31 ($7,600, $47,300))                     160,000          292,500
   Sales and marketing (including non-cash
     compensation expense in 2002 and 2001
     respectively, for the three months ended
     March 31 ($700, $2,000))                         72,500          255,700
   General and administrative (including non-cash
     compensation expense in 2002 and 2001
     respectively, for the three months ended
     March 31 ($4,900, $5,800))                      460,100          458,200
--------------------------------------------------------------------------------

Total operating expenses                             692,600        1,020,200
--------------------------------------------------------------------------------

Loss from operations                                (638,300)        (928,200)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                     2,200           41,200
    Interest expense                                      --               --
   Other                                               2,500           (8,100)
--------------------------------------------------------------------------------

Total other income (expense)                           4,700           33,100
--------------------------------------------------------------------------------

Loss before provision for income taxes              (633,600)        (895,100)

PROVISION FOR INCOME TAXES                             4,500            1,300
--------------------------------------------------------------------------------

NET LOSS                                        $   (638,100)    $   (896,400)
================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE         $      (0.03)    $      (0.04)
================================================================================

BASIC AND DILUTED WEIGHTED - AVERAGE
   COMMON SHARES OUTSTANDING                      20,345,924       20,345,924
================================================================================
See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND 2001
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                               MARCH 31, 2002   March 31, 2001
================================================================================

OPERATING ACTIVITIES
   Net loss                                     $   (638,100)    $   (896,400)
   Adjustments to reconcile net loss to cash
    used in operating activities:
       Amortization of stock options                  13,200           55,000
       Depreciation and amortization                  20,500           20,300
       Changes in operating assets and
         liabilities:
         Accounts receivable                         (20,500)          26,200
         Inventories                                      --            2,200
         Accounts receivable - related parties            --           13,100
         Other current assets                         31,500          (38,900)
         Accounts payable                             95,100           84,700
         Accounts payable - related parties            5,600         (115,700)
                Accrued Expenses                         200          (36,200)
--------------------------------------------------------------------------------

Cash used in operating activities                   (492,500)        (885,700)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                                    --          (23,600)
  Patents                                                 --          (13,400)
--------------------------------------------------------------------------------

Cash used in investing activities                         --          (37,000)
--------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                       (492,500)        (922,700)

CASH AND CASH EQUIVALENTS, beginning of period       679,000        3,904,500
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period        $    186,500     $  2,981,800
================================================================================

CASH RECEIVED DURING THE PERIOD FOR
  INTEREST, NET                                 $      2,500     $     41,000

CASH PAID DURING THE PERIOD FOR INCOME TAXES    $      4,500     $      1,300

See accompanying notes to unaudited consolidated financial statements.

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

     Intacta Labs Ltd., an Israeli corporation and wholly owned subsidiary (Intacta Labs), primarily conducts product research and development in the high tech area of Beer Sheba, Israel, and is currently conducting new research projects expected to produce significant time and cost savings through continued development of a medium for transmitting and storing data in secure formats.

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

SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or
Otherwise Marketed", costs related to the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. Therefore, the Company has not capitalized any software development costs related to its products, since the time period between technological feasibility and the general release of a market accepted product is not significant.

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

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, (SFAS No. 144), "Accounting for Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

     In June 2001, the Financial Accounting Standards Board finalized Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

REVENUE RECOGNITION

     The Company's revenue recognition policies are in compliance with generally accepted accounting principles including Statement of Position (SOP 97-2), :"Software Revenue Recognition". As such, the Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectibility is probable.

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

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company believes that it is in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

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

2.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of $26,381,900 through March 31, 2002 and has incurred losses of $3,521,400, $4,551,200 and $3,617,600 for the years ended December 31, 2001, 2000 and 1999, and $638,100 for the three months ended March 31, 2002, respectively. These losses were primarily the result of the Company's transition in late 1997 from production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and the significant costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Through the first half of 2000, the Company's marketing and sales efforts were limited and the Company focused its efforts on design revisions to its core applications without the benefit of significant cash flow from operations. In the second half of 2000, primarily as a result of additional resources, marketing efforts increased and, in addition to marketing its technology for licensing arrangements, the Company focused on the marketing of its suite of INTACTA.CODE Software Development Kit (SDK) products, which were subsequently launched in March 2001. This marketing generated increased activity to its web site and initiated downloads of the offered Trial SDK. There is not yet any revenue impact from this product line. In addition to the above, at the end of third quarter 2001 the Company launched a suite of data communications products targeted to the health-care industry addressing new health-care information security regulations; the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

     The Company's capital requirements continue to be significant and it is not currently generating revenues from operations sufficient to fund its operating activities. The Company anticipates incurring continuing losses in the future as it expands the development and marketing of its software products and technology. Based upon current estimates, management believes that existing cash, supplemented with funds to be received in accordance with the license agreements described in Note 4, will be sufficient to fund the Company's operating activities and capital requirements into the middle of its third quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

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

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                      MARCH 31, 2002          December 31, 2001
================================================================================
  Long-lived assets (gross)
     - United States                    $   97,000                 $ 97,000
     - Israel                              292,200                  292,200
================================================================================
Three Months Ended June 30,         THREE MONTHS ENDED        Three months ended
                                           2002                      2001
--------------------------------------------------------------------------------
  Revenues
     Asia                               $        -                 $  4,400
     Africa/Mid-East                        22,200                   82,200
     North America                          32,100                    5,400
--------------------------------------------------------------------------------
                                        $   54,300                 $ 92,000
================================================================================

4.   SUBSEQUENT EVENTS

     On May 9, 2002, the Company entered into a formal licensing agreement with Zixsys Inc., a newly formed joint venture between Sanyo Semiconductor Corporation and Imagis Technologies, Inc., an affiliated entity, relating to the licensing of its technology for integration by Zixsys in the development and manufacturing of advanced security based products and systems. The agreement provides for the payment of a non-refundable initial licensing fee to the Company of approximately $470,000, which the Company anticipates receiving before the end of May 2002, as well as subsequent royalty fees based upon revenues from sales of products by Zixsys incorporating the Company's technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report that are not historical fact, including, but not limited to, those concerning its expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause its actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by its customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, its failure to respond adequately to changes in technology or customer preferences, changes in its pricing or that of its competitors and its inability to manage growth. All of the above factors constitute significant risks to its operations. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors. As a result, its actual results may vary materially from its expectations. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.

GENERAL

     The Company is engaged in the development and marketing of software products based on its INTACTA.CODE technology which provides solutions and applications for the secure storage and bi-directional transmission of data in digital and non-digital media.

     Its revenues were $137,400 for fiscal 1999, $794,500 for fiscal 2000, $140,800 for fiscal 2001, and $54,300 for the three months ended March 31, 2002.

     Its revenues in fiscal 1999 reflect the transition of its business from the production and sale of facsimile storage and retrieval products to development of software products based upon its core technology. Revenues from the licensing of its technology for fiscal 1999 were $73,400, representing approximately 53.4% of its total revenues for fiscal 1999. The remainder of its revenues for fiscal 1999 was derived from the sale from its inventory of products and component parts relating to its discontinued facsimile-based business.

     Through the second quarter of fiscal 2000, primarily as a result of its limited financial resources and personnel available for marketing activities, the Company made limited progress in establishing further licensing arrangements for its technology. The majority of its revenues during this time were generated primarily from a consulting arrangement and the sale of discontinued hardware products. This consulting project was a one-time service performed for one of its clients and was completed during the second quarter of fiscal 2000. Consulting fees from this project accounted for approximately 42% of its total revenues for fiscal 2000. While the Company may perform certain consulting, maintenance and other support services for prospective customers that license its technology or software products, for which the Company anticipates generating additional fees, the Company does not anticipate any meaningful portion of its revenues in the future to be derived from these consulting and related services. Beginning in the second quarter of fiscal 2000, as a result of increased resources and a shift of personnel to marketing activities, the Company entered into two licensing arrangements for its technology with third-party enterprises. For fiscal 2000, its licensing revenues were $94,000. Although this represented an increase of approximately 28% from fiscal 1999, licensing revenues accounted for only approximately 12% of its total revenues in fiscal 2000. Sales of certain test platforms constructed principally from component parts from its discontinued facsimile business, the production and sale of which has since been discontinued, together with sales of other products from its inventory of discontinued facsimile business, accounted in the aggregate for approximately 46% of its total revenues for fiscal 2000.

     As a result of its continuing shift in business strategy toward licensing of its technology and software applications combined with the depletion of the remaining inventory of hardware and other non-proprietary computer processing equipment from its discontinued facsimile business, its sales of products and components decreased to $94,400 for fiscal 2001, representing an approximate 74% decrease from the prior year. Further, as a consequence of its reduced marketing resources resulting in its inability to obtain additional customers for its Developer's Edition and Enterprise Edition SDK products, as well as extended sales cycles for implementation of its technology and related products to existing customers, royalties from licensing arrangements decreased to $46,400 for fiscal 2001, representing an approximate 51% decrease in such revenues from the prior year.

     In March 2001, the Company introduced a suite of INTACTA.CODE software development kits, or SDK's, for integration by software developers in applications requiring secure transmission and storage of compressed data, and, in October 2001, the Company introduced a suite of data communications software products addressing security features in connection with new privacy requirements under HIPAA. Although the release of its SDK products generated increased activity to its web site and initiated downloads of its INTACTA.CODE Trial Version SDK, the Company has not yet received any meaningful revenues from this product line or from its data communications software products addressing HIPAA regulations.

     The sales cycle for the licensing of the Company's technology and related software products commences at the time a prospective customer demonstrates an interest in licensing the technology or product and ends upon the delivery and installation of the technology or product and varies depending upon the customer and the product sought for licensing. Sales of products such as the INTACTA.CODE SDK Developer's Edition and the INTACTA Express-Healthcare Edition may have shorter sales cycles resulting from their specific utilities whereas sales cycles for products such as INTACTA.CODE SDK Enterprise Edition and INTACTA Bridgeway-Healthcare Edition could extend for periods of nine months or more, depending on the time required by the customer to evaluate the utility of the product for its operations.

     The Company's independent auditors have included an explanatory paragraph in the report on its financial statements for each of the three years in the period ended December 31, 2001, stating that recurring losses from operations and an accumulated deficit at December 31, 2001 of $25,743,800 raise substantial doubt its ability to continue as a going concern. The Company's accumulated deficit as of March 31, 2002 is $26,381,900.

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Revenues. Revenues decreased by $37,700 or 41.0% to $54,300 for the three months ended March 31, 2002, from $92,000 for the three months ended March 31, 2001. This decrease was primarily attributable to more limited sales of products and components from its discontinued facsimile-based business, and was partially offset by an increase in royalty revenues from new and existing licensing arrangements.

     Cost of products and components. There was no cost of products and components for the three months ended March 31, 2002, compared to $13,800 of such costs for the three months ended March 31, 2001. The decrease in such costs was attributable to the corresponding reduction in sales of discontinued products and components.

     Research and development expenses. Research and development expenses decreased by $132,500 or 45.3% to $160,000 for the three months ended March 31, 2002, from $292,500 for the three months ended March 31, 2001. The decrease was primarily attributable to the reduction in staff related to the Company's discontinued facsimile-based business. This decrease was also partially attributable to a decrease in non-cash charges to $7,600 for the first quarter of fiscal 2002 from $47,300 for the first quarter of fiscal 2001, to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses decreased by $183,200 or 71.6%, to $72,500 for the three months ended March 31, 2002, from $255,700 for the three months ended March 31, 2001. The decrease was primarily attributable to the lowered (i) salary costs from the reduction of personnel and
(ii) expenses related to marketing materials, as well as consultants and other outside services.

     General and administrative expenses. General and administrative expenses increased by $1,900 or 0.4% to $460,100 for the three months ended March 31, 2002, from $458,200 for the three months ended March 31, 2001. This increase was attributable to legal costs associated with the Company's defense of a patent infringement claim, and which increase was partially offset by lowered (i) salary costs related to the reduction of its administrative staff, and

(ii) third-party consulting and professional fees in connection with business strategy development and management and operation of its business. This increase was also partially offset by a reduction in non-cash charges to $4,900 for the first quarter of fiscal 2002 from $5,800 for the first quarter of fiscal 2001 to account for options previously granted below fair market value as compensation to employees and consultants.

     Interest income (expense), net. Net interest income was $2,200 for the three months ended March 31, 2002 compared to $41,200 of net interest income for the three months ended March 31, 2001, a decrease of $39,000 or 94.7%.

     Net loss. As a result, net loss decreased by $258,300 or 28.8 % to $638,100, or $(.03) per share, for the three months ended March 31, 2002, as compared to its net loss of $896,400, or $(.04) per share, for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operating costs and capital requirements primarily through:

     o    the private sale of its capital stock to various parties;

     o non-interest-bearing loans from Valor Invest Limited, an affiliate of the Company's Chairman of the Board, substantially all of which was subsequently repaid or converted into equity; and

     o    cash acquired in connection with the acquisition of its subsidiaries.

     At March 31, 2002 the Company had $186,500 in cash and cash equivalents, the majority of which represented the balance of proceeds remaining from its October 2000 private placement. At March 31, 2002, the Company had a working capital deficit of $210,700 as compared to working capital of $393,700 at December 31, 2001.

     Cash used in operating activities for the three months ended March 31, 2002 was $492,500, primarily consisting of net loss, partially offset by an increase in accounts payable of $95,100, and a decrease in other assets of $31,500. The Company did not receive or use cash in investing activities during the first quarter of 2002 and as a result, had a net decrease of $492,500 in cash and cash equivalents during the three months ended March 31, 2002.

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

     Other than the leases for its offices and research facilities in Atlanta, Georgia and Beer Sheba, Israel, and certain computer equipment relating to its research and development activities, the Company does not have any material capital obligations and the Company does not anticipate making any material capital expenditures in the immediate future. The Company's aggregate minimum commitments under its existing operating leases for fiscal 2002, 2003 and 2004 are $153,000, $153,300 and $144,500, respectively. Additionally, the Company does not carry any material short or long-term debt or other financing commitments. As a result, the majority of its business costs are the direct result of its operating costs including personnel expenses, such as payroll, and other facility maintenance and overhead expenses.

     The Company is not currently generating sufficient revenues from its operations to fund its operating costs and expenses. The Company has incurred losses to date resulting in an accumulated deficit as of March 31, 2002 of $26,381,900. The Company anticipates losses to continue. Since September 30, 2001 the Company has reduced its personnel by approximately 30%, and the Company has recently instituted a firm-wide reduction of salaries by 20%. Based upon its recent cost-reduction efforts, management estimates that cash, supplemented with funds to be received in accordance with the license agreement described below, will be sufficient to fund its operating activities and capital requirements into the middle of its third quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time.

     In addition to its cost-reduction efforts, the Company has engaged in, or is currently engaging in, the following activities in an effort to increase revenues and obtain financing to supplement its cash and cash equivalents in order to meet its operating costs over the next 12 months:

     o Conducting a marketing program involving several pilot sites in which the Company has installed its data communications software products for application solutions under HIPAA's privacy regulations. The Company anticipate that the Company will begin to generate revenues from one or more of these sites in the third quarter of fiscal 2002;

     o Developing a qualified value-added reseller program for its INTACTA Bridgeway product;

     o Seeking to establish additional business alliances for the integration of its technology into firmware products in the area of secure data storage, transmission and retrieval, and obtaining financing from these business alliances.

     In May 2002, the Company entered into a formal licensing agreement with Zixsys Inc., a newly formed joint venture between Sanyo Semiconductor Corporation and Imagis Technologies, Inc., an affliliated entity, relating to the licensing of its technology for integration by Zixsys in the development and manufacturing of advanced security based products and systems. The agreement provides for the payment of a non-refundable initial licensing fee to the Company of approximately $470,000, which the Company anticipates receiving before the end of May 2002, as well as subsequent royalty fees based upon revenues from sales of products by Zixsys incorporating the Company's technology.

     The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or generate increased revenues to support its current operating activities as well as research and development and marketing of its new products. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to increase its revenue from existing sources, develop revenues from those potential sources listed above or obtain additional financing over the next few months and as subsequently needed, the Company may be required to curtail or cease operations.

CRITICAL ACCOUNTING POLICIES

     The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition. The Company's revenue recognition policies are in compliance with generally accepted accounting principles including Statement of Position (SOP) 97-2, Software Revenue Recognition. As such, the Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectibility is probable.

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

     The Company believes that we are in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

     Valuation of Long-lived Assets. The Company evaluates long-lived assets, such as patents and property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

     Software Development Costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", costs related to the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. Therefore, the Company has not capitalized any software development costs related to its products, since the time period between technological feasibility and the general release of a market accepted product is not significant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments, nor does the Company purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, management believes that as of March 31, 2002, the Company does not have exposure to foreign currency exchange risk.

RISK FACTORS

Risks Related to the Company's Financial Condition

THE COMPANY HAS INCURRED LOSSES SINCE INCEPTION AND IT EXPECTS TO INCUR LOSSES IN THE FUTURE.

     The Company has incurred significant net losses in each fiscal year since its inception and expects losses to continue. During the year ended December 31, 2000, the Company had a net loss of approximately $4.5 million; for the year ended December 31, 2001, it had a net loss of approximately $3.5 million; and for the three months ended March 31, 2002, it had a net loss of $638,100. The Company cannot assure you that its future operations will ever become profitable.

THE COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

     Primarily as a result of the Company's recurring losses, its independent auditors qualified their opinion on the Company's 2001 financial statements and in the two preceding years to include an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern.

BECAUSE THE COMPANY'S OPERATIONS DO NOT GENERATE CASH FLOW, IF IT IS UNABLE TO OBTAIN FINANCING WHEN NEEDED, IT MAY BE REQUIRED TO CURTAIL OR CEASE OPERATIONS.

     The Company's operating requirements have been and will continue to be significant. Its operations do not currently generate positive cash flow. Based upon current estimates, the Company believes that it will be able to fund its operating activities and capital requirements only through the middle of the third fiscal quarter of 2002. Unanticipated changes in economic conditions or other unforeseen circumstances may cause the Company to expend its cash and cash equivalents in a shorter period of time, in which case it may be required to seek additional financing sooner in order to fund its capital and operating activities. The Company does not have any current arrangements with respect to other potential sources of additional financing. The Company cannot assure you that additional financing will be available to it on commercially reasonable terms or at all. If the Company is unable to obtain financing when needed, it may be required to curtail or cease operations.

Risks Related to the Company's Operations

THE COMPANY MAY NOT BE ABLE TO ACHIEVE MARKET ACCEPTANCE FOR SOFTWARE PRODUCTS INCORPORATING ITS TECHNOLOGY.

     Because its  technology  and related  software  products have only recently been introduced and are marketed in a rapidly evolving industry, market acceptance of its technology is uncertain. Despite the expanding market for secure data transmission and storage solutions, the Company has not been able to increase its market acceptance and its revenues from software licensing has declined. The Company will be required to expend a substantial amount of funds on marketing efforts to inform end-users of the perceived benefits and advantages of its technology and to update and enhance its existing products and technology on a timely basis. The Company cannot assure you that it will have the funds or other resources necessary to achieve its marketing and product-enhancement objectives and successfully compete in its markets or that these increased efforts, if engaged in, will result in successful commercialization and market acceptance of its software products and technology. Moreover, potential customers may elect to utilize competitive products and services embodying new technologies that they believe to be more efficient and have other advantages over its technology.

THE COMPANY'S FUTURE REVENUE GROWTH DEPENDS SUBSTANTIALLY ON ITS ABILITY TO SUCCESSFULLY IDENTIFY APPLICATIONS OR PRODUCTS FOR WHICH ITS TECHNOLOGY MAY BE DEVELOPED AND MARKETED.

     If the Company is unable to identify applications or products that will achieve widespread commercial acceptance or adapt or enhance its technology for these applications or products the Company will be unable to expand the market for its technology. Adapting and enhancing technology as complex as the Company's will be subject to risks of unanticipated technical or other problems and possible insufficiency of funds which could result in a delay of introduction or abandonment of the proposed application or product. The Company cannot assure you that it will be able to identify applications or products, adapt its technology for specific applications or products on a timely basis or be able to achieve significant market acceptance of its technology.

THE COMPANY HAS LIMITED MARKETING CAPABILITIES AND WILL BE DEPENDENT UPON ARRANGEMENTS WITH THIRD-PARTY SOLUTION PROVIDERS TO MARKET AND DISTRIBUTE ITS TECHNOLOGY.

     The Company has limited marketing experience, as well as limited financial, personnel and other resources, to undertake extensive marketing activities. As a result, the Company relies to a large extent on arrangements with third party solution providers for the marketing and distribution of its technology. The Company has only recently entered into marketing arrangements with a limited number of third-party solution providers and other strategic partners and, accordingly, has not developed any meaningful sales through any of these marketing arrangements. Its prospects will depend on its ability to develop and maintain strategic relationships with additional solution providers and upon the marketing and distribution efforts of these solution providers. Additionally, the time and resources devoted to these activities generally will be contributed to and controlled by these third parties and not by the Company. A decline in the financial prospects of a third-party solution provider or other strategic partner with whom the Company develop a significant marketing relationship could adversely affect its sales efforts.

THE COMPANY FACE INTENSE COMPETITION IN THE MARKETS FOR ITS TECHNOLOGY, WHICH COULD RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS OR LOSS OF ITS MARKET SHARE.

     The markets for its technology are characterized by rapidly changing technological and industry standards. As a result, to compete effectively, companies must be able to develop new products, technologies and applications to respond to these changes. Because the Company has limited resources, it may not be able to develop new products, technologies and applications or otherwise compete successfully. Many of the Company's competitors have substantially greater financial, technical, personnel, and other resources than it does and have established reputations for success in the development, licensing, and sale of their products and technology. Additionally, future technologies or products could render its technology obsolete or less marketable. As a result of the Company's limited resources, significant competition and the nature of the markets for its technology, the Company may not be able to compete successfully.

AS AN EARLY-STAGE COMPANY, THE COMPANY'S LIMITED OPERATING HISTORY IS NOT A RELIABLE PREDICTOR OF ITS FUTURE OPERATING RESULTS AND WE FACE MANY RISKS INCLUDING LIQUIDITY PROBLEMS, DELAYS AND UNCERTAINTIES.

     The Company was organized in October 1997 and did not commence active operations until May 1998. In addition, during 1998, the Company shifted the focus of its business from production and sale of facsimile-based products to the development of advanced products based upon its proprietary technology. More recently the Company has determined to focus on the commercial exploitation of its technology for applications and solutions in the area of data compression and transmission. Because its business has significantly changed and much of the Company's historical operating results do not reflect its current operations, the Company has a limited relevant operating history upon which you can evaluate its performance and prospects. Additionally, the Company face many of the risks, expenses, delays, problems and uncertainties encountered by early-stage companies in rapidly evolving markets, including generating and maintaining sufficient liquidity for operating and capital expenses as well as identifying, developing and marketing commercially viable products on a timely basis, which could materially adversely affect its business and results of operations.

THE MAJORITY OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES ARE CONDUCTED IN ISRAEL, WHICH MAY BE SUBJECT TO ECONOMIC, MILITARY AND POLITICAL INSTABILITY.

     The Company's principal research and development facility is located in Beer Sheba, Israel. The Company is, therefore, directly influenced by the economic, political and military conditions in Israel and the Middle East. Any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel could have a material adverse effect on its operations.

THE COMPANY IS THE SUBJECT OF A PATENT INFRINGEMENT CLAIM BY A THIRD PARTY.

     In November 2001, Datastrip International Limited, an Ireland company, filed a complaint in the United States District Court for the Northern District of Georgia against the Company alleging patent infringement. In addition to preliminary and permanent injunctions sought by Datastrip from further alleged infringement of its patent, Datastrip seeks an unstated amount of monetary damages equal to three times the amount the court would deem sufficient to compensate Datastrip for the alleged infringement. Since this lawsuit is in an early stage, the Company cannot predict the outcome and cannot assure you that it will be resolved in the Company's favor or that an outcome of any further litigation or settlement would not have a material adverse effect on its operations or financial condition.

Risks Related to the Company's Securities

MOST OF THE COMPANY'S SHARES OF COMMON STOCK ARE CURRENTLY ELIGIBLE FOR SALE AND COULD BE SOLD IN THE MARKET IN THE NEAR FUTURE, WHICH COULD DEPRESS ITS STOCK PRICE.

     The Company currently has 20,345,924 shares of common stock outstanding, 12,358,920 of which are currently freely tradable without restriction under the Securities Act of 1933. Of the remaining 7,987,004 shares outstanding, 6,412,004 shares have been registered for resale. The balance of shares outstanding are restricted securities, however, substantially all of these restricted securities have been held for more than two years and are available for resale pursuant to Rule 144 promulgated under the Securities Act.

     The sale of a significant number of shares of common stock could adversely affect the market price of the Company's common stock. Moreover, as these shares are sold, the market price could drop significantly if the holders of these restricted shares sell them or if the market perceives that the holders intend to sell these shares.

THE SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS AND WARRANTS COULD DEPRESS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK AND COULD INTERFERE WITH ITS ABILITY TO RAISE CAPITAL.

     The Company currently has outstanding options and warrants to purchase an aggregate of 5,599,474 shares of its common stock, at exercise prices ranging from $.75 to $3.50 per share. To the extent that the outstanding options and warrants are exercised, dilution to the percentage of ownership of its stockholders will occur and any sales in the public market of its common stock underlying those options and warrants may adversely affect prevailing market prices for its common stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants can be expected to exercise them when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options and warrants.

THE COMPANY'S COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES WHICH CAN AFFECT THE MARKET LIQUIDITY AND THE ABILITY OF PURCHASERS TO SELL ITS COMMON STOCK.

     Because the Company's common stock is not listed on the Nasdaq National or SmallCap markets or a national securities exchange and the trading price of its common stock is below $5.00 per share, trading in the Company's common stock is subject to the SEC's penny stock rules, which severely limit the market liquidity of its common stock and the ability of purchasers to sell their shares. As a result, a purchaser of the Company's common stock could find it more difficult to dispose of, or obtain accurate quotations as to the market value of its common stock.

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

Dated: May 20, 2002

                                        INTACTA TECHNOLOGIES INC.
                                        (Registrant)


                                        By: /s/ Noel R. Bambrough
                                        --------------------------
                                        Noel R. Bambrough
                                        President and CEO


                                        By: /s/ Graham E. Argott
                                        --------------------------
                                        Graham E. Argott
                                        Chief Financial Officer