Form 10-Q
period 2002-06-30
INTACTA TECHNOLOGIES INC
filed 2002-08-14
CIK 1106737

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________

     Commission file number:  0-30467
                              --------------------

                            INTACTA TECHNOLOGIES INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      58-2488071
   ---------------------------                   --------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

945 East Paces Ferry Road N.E. Suite 1445, Atlanta, Georgia         30326
-----------------------------------------------------------  -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   404-880-9919
                                                    ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ].

     As of August 12, 2002, there were 20,345,924 shares of the registrant's Common Stock, par value $.0001, outstanding.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 (unaudited)
            and December 31, 2001                                              3

          Consolidated Statements of Operations (unaudited)
            for the three and six months ended June 30, 2002 and 2001          5

          Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2002 and 2001                    6

          Notes to Consolidated Financial Statements (unaudited)               7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                              18

Signatures                                                                    19

                         PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of June 30, 2002; the consolidated statements of operations for the three and six months ended June 30, 2002 and June 30, 2001; and the consolidated statements of cash flows for the six months ended June 30, 2002 and June 30, 2001 have been prepared without audit. The consolidated balance sheet as of December 31, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements and related notes be read in conjunction with the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                            INTACTA TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                               JUNE 30, 2002   December 31, 2001
                                                (Unaudited)
================================================================================

ASSETS

CURRENT
   Cash and cash equivalents                    $    182,200     $    679,000
   Accounts receivable                                26,800            7,200
   Prepaid insurance and other                        17,800          106,900
--------------------------------------------------------------------------------

Total current assets                                 226,800          793,100

PROPERTY AND EQUIPMENT, net                           35,500           68,700

PATENTS, net                                         118,700          119,500
--------------------------------------------------------------------------------

                                                $    381,000     $    981,300
================================================================================
See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30, 2002   December 31, 2001
                                                           (Unaudited)
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                        $    266,100     $    133,500
   Accounts payable - related parties                            83,400           35,000
   Accrued expenses                                             286,800          230,900
-------------------------------------------------------------------------------------------

Total current liabilities                                       636,300          399,400
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (CAPITAL DEFICIT)
   Preferred stock, $.0001 par value; 50,000,000 shares
     authorized; no shares issued or outstanding                     --               --
   Common stock, $.0001 par value; 100,000,000 shares
     authorized; 20,345,924 shares issued
     and outstanding                                              2,035            2,035
   Additional paid-in capital                                26,336,865       26,336,865
   Deficit                                                  (26,594,200)     (25,743,800)
   Unamortized stock compensation                                    --          (13,200)
-------------------------------------------------------------------------------------------

Total stockholder's equity (capital deficit)                   (255,300)         581,900
-------------------------------------------------------------------------------------------

                                                           $    381,000     $    981,300
===========================================================================================

See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30, 2002    June 30, 2001    JUNE 30, 2002    June 30, 2001
==========================================================================================================================

REVENUES
   Products and components                                 $      5,900     $     (3,700)          28,000           78,500
   Royalties from licensing arrangements                        472,700            8,900          504,800           18,600
--------------------------------------------------------------------------------------------------------------------------

Total revenues                                                  478,600            5,200          532,800           97,100
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of products and components                                   --           10,400                            24,100
   Research and development (including non-cash
       compensation expense in 2002 and 2001
       respectively, for the three months ended June 30
       ($0, $47,300) and six months ended June 30
       ($7,600, $94,600))                                       130,800          310,400          290,800          602,600
   Sales and marketing (including non-cash
       compensation expense in 2002 and 2001
       respectively, for the three months ended June 30
       ($0, $2,000) and six months ended June 30
       ($700, $4,000))                                           93,600          255,000          166,100          511,000
   General and administrative (including non-cash
       compensation expense in 2002 and 2001
       respectively, for the three months ended June 30
       ($0, $5,800) and six months ended June 30
       ($4,900, $11,600))                                       460,200          433,800          920,200          892,000
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                        684,600        1,009,600        1,377,100        2,029,700
--------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (206,000)      (1,004,400)        (844,300)      (1,932,600)
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                                  200           26,700            2,400           67,900
   Other                                                         (6,500)             800           (4,000)          (7,300)
--------------------------------------------------------------------------------------------------------------------------

Total other income (expense)                                     (6,300)          27,500           (1,600)          60,600
--------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                         (212,300)        (976,900)        (845,900)      (1,872,000)

PROVISION FOR INCOME TAXES                                            0                0            4,500            1,300
--------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                   $   (212,300)    $   (976,900)        (850,400)      (1,873,300)
==========================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                    $      (0.01)    $      (0.05)    $      (0.04)    $      (0.09)
==========================================================================================================================

BASIC AND DILUTED WEIGHTED - AVERAGE
   COMMON SHARES OUTSTANDING                                 20,345,924       20,345,924       20,345,924       20,345,924
==========================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                      JUNE 30, 2002    June 30, 2001
====================================================================================

OPERATING ACTIVITIES
  Net loss                                             $   (850,400)    $ (1,873,300)
  Adjustments to reconcile net loss to cash
    used in operating activities:
       Amortization of stock options                         13,200          110,100
       Depreciation and amortization                         41,200           41,900
       Changes in operating assets and liabilities:
         Accounts receivable                                (19,600)          56,600
         Inventories                                             --            1,800
         Accounts receivable - related parties                   --           13,100
         Other current assets                                89,000          (47,100)
         Accounts payable                                   180,600           68,900
         Accounts payable - related parties                 (23,900)         (85,100)
         Accrued Expenses                                    80,300           (1,900)
------------------------------------------------------------------------------------

Cash used in operating activities                          (489,600)      (1,715,000)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                                           --          (27,400)
  Patents                                                    (7,200)         (13,500)
------------------------------------------------------------------------------------

Cash used in investing activities                            (7,200)         (40,900)
------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                              (496,800)      (1,755,900)

CASH AND CASH EQUIVALENTS, beginning of period              679,000        3,904,500
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period               $    182,200     $  2,148,600
====================================================================================

CASH RECEIVED DURING THE PERIOD FOR INTEREST, NET      $      2,400     $     67,900

CASH PAID DURING THE PERIOD FOR INCOME TAXES           $      4,500     $        900

See accompanying notes to unaudited consolidated financial statements.

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Intacta Technologies Inc. and its wholly-owned subsidiaries, Intacta Delaware, Inc., and Intacta Labs, Ltd, (collectively the "Company"), is a developer and marketer of software products based on its patented technology that, through its unique combination of compression, encoding and error correction processes, transforms any data format ranging from text, graphic, audio or video from a binary file into INTACTA.CODE(TM) which is language transparent and platform independent. The Company believes that its technology provides solutions and applications that enable enterprises to bridge their communications and management information systems across digital and non-digital media by providing the secure bi-directional transmission and subsequent recovery and storage of data.

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

LONG-LIVED ASSETS

     Long-lived assets, such as patents and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. The Company believes that the recoverability of its long-lived assets is likely whether or not the Company continues as a going concern or ceases operations.

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, (SFAS 144), "Accounting for Impairment of Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial statements.

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

REVENUE RECOGNITION

     The Company's revenue recognition policies are in compliance with generally accepted accounting principles including Statement of Position (SOP 97-2), "Software Revenue Recognition." As such, the Company recognizes product revenue upon shipment if persuasive evidence of an arrangement exists, delivery has occurred, the fees are fixed and determinable and collectibility is probable.

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

2.   GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has a cumulative deficit of
$26,594,200 through June 30, 2002. The Company has incurred losses of $3,521,400, $4,551,200 and $3,617,600 for the years ended December 31, 2001,
2000 and 1999, and $850,400 for the six months ended June 30, 2002, respectively. These losses were primarily the result of the Company's transition in late 1997 from production and marketing of its facsimile-based products upon realization that the market potential for such products was diminished, and the significant costs required to support research, development and marketing efforts for the Company's INTACTA.CODE related technology, in advance of any significant generation of revenue. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company is continuing to incur significant losses from operations and is not generating sufficient revenue to meet its operating activities. The Company anticipates incurring continuing losses in the future as it continues the development and marketing of its software products and technology. Moreover, the Company estimates that cash and cash equivalents will be substantially depleted by the middle of the third quarter of fiscal 2002. The Company will therefore require third-party financing, either debt or equity, in the immediate future in order to continue operations. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to it on commercially reasonable terms or at all. If such financing is not available to the Company in the near term, the Company may be required to curtail its operations significantly or cease operations altogether. If operations are curtailed, the Company will continue its efforts to generate revenues by (i) assisting current customers and business partners introducing their products and processes incorporating the Company's technology on a timely basis, and (ii) seeking to establish additional business alliances for the integration of its technology into firmware products in the area of secure data storage, transmission and retrieval, and obtaining additional revenue and financing from these business alliances. There is no assurance, however, that these efforts will result in an increase in revenues or the receipt of financing.

                            INTACTA TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                                                         JUNE 30, 2002      December 31, 2001
===============================================================================================================
Long-lived assets (gross)
     - United States                                                       $   97,000         $   97,000
     - Israel                                                                 292,200            292,200
---------------------------------------------------------------------------------------------------------------
                            THREE MONTHS ENDED    Three months ended    SIX MONTHS ENDED   Six months ended
                                   2002                  2001                 2002               2001
===============================================================================================================
Revenues
     Asia                       $  469,000             $  3,700            $  469,000         $    8,000
     Africa/Mid-East                 4,800               (3,700)               27,000             78,500
     North America                   4,800                5,200                36,800             10,600
---------------------------------------------------------------------------------------------------------------
                                 $ 478,600             $  5,200            $  532,800         $   97,100
===============================================================================================================

4.   SUBSEQUENT EVENTS

     On August 9, 2002 the Company accepted the resignations of two members of its Board of Directors, Charles Johnston and Bernard Girma. The Company has not appointed new Board members in their place as of the date hereof.

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

     The Company's revenues were $140,800 for fiscal 2001, and $532,800 for the six months ended June 30, 2002.

     Beginning in 1998, the Company commenced the transition of its business from the production and sale of facsimile storage and retrieval products to development of software products based upon its core technology.

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

     As a result of the Company's continuing shift in business strategy toward licensing of its technology and software applications combined with the depletion of the remaining inventory of hardware and other non-proprietary computer processing equipment from its discontinued facsimile business, its sales of products and components decreased to $94,400 for fiscal 2001, representing an approximate 74% decrease from the prior year. Further, as a consequence of its reduced marketing resources resulting in its inability to obtain additional customers for its Developer's Edition and Enterprise Edition SDK products, as well as extended sales cycles for implementation of its technology and related products to existing customers, royalties from licensing arrangements decreased to $46,400 for fiscal 2001, representing an approximate 51% decrease in such revenues from the prior year.

     In May 2002, the Company entered into a formal licensing agreement with Zixsys Inc., a newly formed joint venture between Sanyo Semiconductor Corporation and Imagis Technologies, Inc., an affiliated entity, relating to the licensing of its technology for integration by Zixsys in the development and manufacturing of advanced security based products and systems. Under the agreement, the Company received in June 2002, a non-refundable initial licensing fee of $469,000 and is entitled to receive subsequent royalty fees based upon revenues from sales of products by Zixsys incorporating the Company's technology.

     The Company's independent auditors have included an explanatory paragraph in the report on its financial statements for each of the three years in the period ended December 31, 2001, stating that recurring losses from operations and an accumulated deficit at December 31, 2001 of $25,743,800 raise substantial doubt its ability to continue as a going concern. The Company's accumulated deficit as of June 30, 2002 is $26,594,200.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Revenues. Revenues increased by $473,400 to $478,600 for the three months ended June 30, 2002, from $5,200 for the three months ended June 30, 2001. This increase was primarily attributable to the receipt of an initial license fee from Zixsys, Inc., of $469,000.

     Cost of products and components. There was no cost of products and components for the three months ended June 30, 2002, compared to $10,400 of such costs for the three months ended June 30, 2001. The decrease in such costs was attributable to the corresponding reduction in sales of discontinued products and components.

     Research and development expenses. Research and development expenses decreased by $179,600 or 57.9% to $130,800 for the three months ended June 30, 2002, from $310,400 for the three months ended June 30, 2001. The decrease was primarily attributable to the reduction in staff related to the Company's discontinued facsimile-based business. This decrease was also partially attributable to a decrease in non-cash charges to $0 for the second quarter of fiscal 2002 from $47,300 for the second quarter of fiscal 2001, to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses decreased by $161,400 or 63.3%, to $93,600 for the three months ended June 30, 2002, from $255,000 for the three months ended June 30, 2001. The decrease was primarily attributable to (i) lowered salary costs and consulting fees from the reduction of personnel as well as consultants and other outside services and (ii) reduced expenses related to marketing materials, partially offset by a commission expense of approximately $42,000 related to Zixsys Inc. license fees.

     General and administrative expenses. General and administrative expenses increased by $26,400 or 6.1% to $460,200 for the three months ended June 30, 2002, from $433,800 for the three months ended June 30, 2001. This increase was attributable to legal costs associated with the Company's defense of a patent infringement claim, taxes of approximately $46,900 related to Zixsys, Inc. license fees, partially offset by lowered salary costs related to the reduction of its administrative staff, and third-party consulting and professional fees in connection with business strategy development and management and operation of its business.

     Interest income (expense), net. Net interest income was $200 for the three months ended June 30, 2002 compared to $26,700 of net interest income for the three months ended June 30, 2001.

     Net loss. As a result, net loss decreased by $764,600 or 78.3% to $212,300, or $(.01) per share, for the three months ended June 30, 2002, as compared to its net loss of $976,900, or $(.05) per share, for the three months ended June 30, 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Revenues. Revenues increased by $435,700 to $532,800 for the six months ended June 30, 2002, from $97,100 for the six months ended June 30, 2001. This increase was primarily attributable to the receipt of an initial license fee from Zixsys, Inc., of $469,000 during the second quarter 2002.

     Cost of products and components. There was no cost of products and components for the six months ended June 30, 2002, compared to $24,100 of such costs for the six months ended June 30, 2001. The decrease in such costs was attributable to the corresponding reduction in sales of discontinued products and components.

     Research and development expenses. Research and development expenses decreased by $311,800 or 51.7% to $290,800 for the six months ended June 30, 2002, from $602,600 for the six months ended June 30, 2001. The decrease was primarily attributable to the reduction in staff related to the Company's discontinued facsimile-based business. This decrease was also partially attributable to a decrease in non-cash charges to $7,600 for the first half of fiscal 2002 from $94,600 for the first half of fiscal 2001, to account for options previously granted below fair market value as compensation to employees and consultants.

     Sales and marketing expenses. Sales and marketing expenses decreased by $344,900 or 67.5%, to $166,100 for the six months ended June 30, 2002, from $511,000 for the six months ended June 30, 2001. The decrease was primarily attributable to (i) lowered salary costs and consulting fees from the reduction of personnel as well as consultants and other outside services and (ii) reduced expenses related to marketing materials, partially offset by a commission expense of approximately $42,000 related to Zixsys Inc. license fees.

     General and administrative expenses. General and administrative expenses increased by $28,200 or 3.2% to $920,200 for the six months ended June 30, 2002, from $892,000 for the six months ended June 30, 2001. This increase was attributable to legal costs associated with the Company's defense of a patent infringement claim, taxes of approximately $46,900 related to Zixsys, Inc. license fees, partially offset by lowered salary costs related to the reduction of its administrative staff, and third-party consulting and professional fees in connection with business strategy development and management and operation of its business.

     Interest income (expense), net. Net interest income was $2,400 for the six months ended June 30, 2002 compared to $67,900 of net interest income for the six months ended June 30, 2001.

     Net loss. As a result, net loss decreased by $1,022,900 or 54.6 % to $850,400, or $(.04) per share, for the six months ended June 30, 2002, as compared to its net loss of $1,873,300, or $(.09) per share, for the six months ended June 30, 2001.

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

     At June 30, 2002 the Company had $182,200 in cash and cash equivalents, the majority of which represented the balance of proceeds remaining from its October 2000 private placement. At June 30, 2002, the Company had a working capital deficit of $409,500 as compared to working capital of $393,700 at December 31, 2001.

     Cash used in operating activities for the six months ended June 30, 2002 was $489,600, primarily consisting of net loss, partially offset by an increase of an aggregate of $237,000 in accounts payable, accrued expenses, and related party payables, and a decrease in other assets of $89,000. Cash in investing activities during the first half of 2002 was $7,200. As a result, the Company had a net decrease of $496,800 in cash and cash equivalents during the six months ended June 30, 2002.

     Cash used in operating activities for the six months ended June 30, 2001 was $1,715,000, primarily consisting of net loss and an increase of $47,100 in other current assets, partially offset by $110,100 of non-cash compensation expense and a decrease in accounts receivable of $56,600. Cash used in investing activities was $40,900. As a result, the Company had a net decrease of $1,755,900 in cash and cash equivalents during the six months ended June 30, 2001.

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

     In an effort to reduce its operating costs, the Company, beginning in September 2001, reduced its personnel by approximately 30%, and instituted a firm-wide reduction of salaries by 20%.

     In addition to its cost-reduction efforts, the Company has engaged in, or is currently engaging in, efforts to increase revenues and obtain financing to supplement its cash and cash equivalents in order to meet its operating costs in the near term. These efforts include:

     o Assisting current customers and business partners introducing their products and processes incorporating the Company's technology on a timely basis.

     o Seeking to establish additional business alliances for the integration of its technology into firmware products in the area of secure data storage, transmission and retrieval, and obtaining additional revenue and financing from these business alliances.

There is no assurance, however, that these efforts will result in an increase in revenues or the receipt of financing.

     The Company is continuing to incur significant losses from operations and is not generating sufficient revenue to meet its operating activities. At June 30, 2002 the Company had an accumulated deficit of $26,594,200. Moreover, the Company estimates that cash and cash equivalents will be substantially depleted by the middle of the third quarter of fiscal 2002. The Company will therefore require third-party financing, either debt or equity, in the immediate future in order to continue operations. At this time the Company does not have any current arrangements with respect to other potential sources of additional financing and cannot assure you that additional financing will be available to the Company on commercially reasonable terms or at all. If such financing is not available to the Company in the near term, and the Company is unable to increase its revenue from existing sources to meet its operating expenses, the Company may be required to curtail its operations significantly or cease operations altogether.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading market risk sensitive instruments, nor does the Company purchase for investment, hedging or for purposes "other than trading", instruments that are likely to expose it to market risk, whether it be interest rate, foreign currency exchange, commodity price or equity price risk. Consequently, management believes that as of June 30, 2002, the Company does not have exposure to foreign currency exchange risk.

RISK FACTORS

Risks Related to the Company's Financial Condition

THE COMPANY HAS INCURRED LOSSES SINCE INCEPTION AND IT EXPECTS TO INCUR LOSSES IN THE FUTURE.

     The Company has incurred significant net losses in each fiscal year since its inception and expects losses to continue. During the year ended December 31, 2000, the Company had a net loss of approximately $4.5 million, for the year ended December 31, 2001, it had a net loss of approximately $3.5 million, and for the six months ended June 30, 2002, it had a net loss of $850,400. The Company cannot assure you that its future operations will ever become profitable.

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

Risks Related to the Company's Operations

THE COMPANY MAY NOT BE ABLE TO ACHIEVE MARKET ACCEPTANCE FOR SOFTWARE PRODUCTS INCORPORATING ITS TECHNOLOGY.

     Because its  technology  and related  software  products have only recently been introduced and are marketed in a rapidly evolving industry, market acceptance of its technology is uncertain. Despite the expanding market for secure data transmission and storage solutions, the Company has not been able to increase its market acceptance and its revenues from software licensing has only slowly increased. The Company will be required to expend a substantial amount of funds on marketing efforts to inform end-users of the perceived benefits and advantages of its technology and to update and enhance its existing products and technology on a timely basis. The Company cannot assure you that it will have the funds or other resources necessary to achieve its marketing and product-enhancement objectives and successfully compete in its markets or that these increased efforts, if engaged in, will result in successful commercialization and market acceptance of its software products and technology. Moreover, potential customers may elect to utilize competitive products and services embodying new technologies that they believe to be more efficient and have other advantages over its technology.

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

THE  COMPANY  HAS  LIMITED   MARKETING   CAPABILITIES   AND  IS  DEPENDENT  UPON
ARRANGEMENTS WITH THIRD-PARTY SOLUTION PROVIDERS TO MARKET AND DISTRIBUTE ITS TECHNOLOGY.

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

THE COMPANY FACES INTENSE COMPETITION IN THE MARKETS FOR ITS TECHNOLOGY, WHICH COULD RESULT IN PRICE REDUCTIONS, LOWER GROSS MARGINS OR LOSS OF ITS MARKET SHARE.

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

                          PART II. - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)  Exhibits

          99.1  Certification  by Chief Executive  Officer Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2  Certification  by Chief Financial  Officer Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K
               none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

                                        INTACTA TECHNOLOGIES INC.
                                        (Registrant)

                                        By: /s/ Noel R. Bambrough
                                            ----------------------
                                        Noel R. Bambrough
                                                President and CEO

                                        By: /s/ Graham E. Argott
                                            ----------------------
                                        Graham E. Argott
                                        Chief Financial Officer